Form 10-Q
period 1998-06-30
CORRECTIONAL PROPERTIES TRUST
filed 1998-08-14
CIK 1056218

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: June 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                         Commission File Number: 1-14031

                          CORRECTIONAL PROPERTIES TRUST
       (Exact name of Registrant as specified in its declaration of trust)

             Maryland                                 65-0823232
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)


          3300 PGA Blvd., Suite 430, Palm Beach Gardens, Florida 33410
             (Address and zip code of principal executive offices)


                                  (561)630-6336
              (Registrant's telephone number, including area code)


                                 Not Applicable
                 (Former name, former address and former fiscal
                       year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   7,130,000
               (Outstanding shares of the issuer's common shares, $0.001 par value per share as of August 1, 1998)


================================================================================

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      INDEX

--------------------------------------------------------------------------------

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         a)    Consolidated Balance Sheets                                        3
               as of February 20, 1998 and June 30, 1998

         b)    Consolidated Statement of Income                                   4
               for the period from April 1, 1998 to June 30, 1998

         c)    Consolidated Statement of Cash Flows                               5
               for the period from April 1, 1998 to June 30, 1998

         d)    Notes to Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial              10
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About                 13
                  Market Risk

PART II - OTHER INFORMATION

         Item 6.  Exhibits                                                      14

SIGNATURE




                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.



                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
           (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                         JUNE 30,    FEBRUARY 20,
                                                                          1998           1998
                                                                        ---------       ---------
ASSETS
REAL ESTATE PROPERTIES, AT COST
     CORRECTIONAL AND DETENTION FACILITIES                              $ 113,041       $      --
     LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION                        (460)             --
                                                                        ---------       ---------
         NET REAL ESTATE PROPERTIES                                       112,581              --

CASH AND CASH EQUIVALENTS                                                  19,220               3
OTHER ASSETS                                                                  410              --
                                                                        ---------       ---------
           TOTAL ASSETS                                                 $ 132,211       $       3
                                                                        =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    177              --
                                                                        ---------       ---------
           TOTAL LIABILITIES                                                  177              --
                                                                        ---------       ---------

SHAREHOLDERS' EQUITY
     PREFERRED SHARES, $.001 PAR VALUE;
     50,000,000 SHARES AUTHORIZED;
          NONE OUTSTANDING                                                     --              --
     COMMON SHARES, $.001 PAR VALUE;
     150,000,000 SHARES AUTHORIZED;
          7,130,000 AND 1,000 SHARES ISSUED AND OUTSTANDING,
          RESPECTIVELY                                                          7              --
     CAPITAL IN EXCESS OF PAR VALUE                                       130,722               3
     RETAINED EARNINGS                                                      1,305               0
                                                                        ---------       ---------
           TOTAL SHAREHOLDERS' EQUITY                                     132,034               3
                                                                        ---------       ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 132,211       $       3
                                                                        =========       =========








THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF INCOME
                 PERIOD FROM APRIL 1, 1998 TO JUNE 30, 1998
           (UNAUDITED AND AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



REVENUES
  RENTAL                                                         $1,992
  INTEREST                                                          147
                                                                 ------
                                                                  2,139
                                                                 ------
EXPENSES
  DEPRECIATION AND AMORTIZATION                                     460
  GENERAL AND ADMINISTRATIVE                                        374
                                                                 ------
                                                                    834
                                                                 ------

NET INCOME                                                       $1,305
                                                                 ======


NET INCOME PER COMMON SHARE

         BASIC                                                   $ 0.27
                                                                 ======
         DILUTED                                                 $ 0.27
                                                                 ======





WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC              4,826
                                                                 ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED            4,844
                                                                 ======











THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      PERIOD APRIL 1, 1998 TO JUNE 30, 1998
                      (UNAUDITED AND AMOUNTS IN THOUSANDS)



CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                                      $   1,305
     ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                                                  460
     CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                                                       (410)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                               177
                                                                                     ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,532
                                                                                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     ACQUISITION OF REAL ESTATE INVESTMENTS                                           (113,041)
                                                                                     ---------
           NET CASH USED IN INVESTING ACTIVITIES                                      (113,041)
                                                                                     ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS FROM INITIAL PUBLIC OFFERING, NET OF OFFERING COSTS OF $1,892            130,726
                                                                                     ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                   130,726
                                                                                     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               19,217
CASH AND CASH EQUIVALENTS, BEGINNING OF OPERATIONS                                           3
                                                                                     ---------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                            $  19,220
                                                                                     =========












THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


1.  ORGANIZATION AND OPERATIONS


Correctional Properties Trust ("the "Company") was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities.

On April 28, 1998, the Company commenced operations after completing its initial public offering ("IPO") of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares resulting in a total of 7,130,000 shares of beneficial interest outstanding (collectively the "Offering"). The 7,130,000 common shares were issued at an IPO price of $20.00 generating gross proceeds of $142,600,000. The aggregate proceeds to Correctional Properties Trust, net of underwriters' discount and offering costs of $9,982,000, were approximately $132,618,000.

Simultaneous with the completion of the Offering (collectively, the "Formation Transactions"), the Company acquired the following eight correctional and detention facilities (the "Initial Facilities") located in five states with an aggregate design capacity of 3,154 beds from Wackenhut Corrections Corporation and certain of its subsidiaries (collectively, "WCC") for an aggregate purchase price of $113.0 million:

      (i)    Aurora INS Processing Center (Aurora, Colorado);
      (ii)   McFarland Community Correctional Facility (McFarland, California);
      (iii)  Queens Private Correctional Facility (New York, New York);
      (iv)   Central Valley Community Correctional Facility (McFarland,
             California);
      (v)    Golden State Community Correctional Facility (McFarland,
             California);
      (vi)   Desert View Community Correctional Facility (McFarland,
             California);
      (vii) Broward County Work Release Center Center (Broward County, Florida);and
      (viii) Karnes County Correctional Center (Karnes County, Texas).

As part of the Formation Transactions, the Company also entered into agreements with WCC to lease the Initial Facilities back to WCC pursuant to long-term, non-cancelable triple net leases (the "Leases") which require WCC to pay all operating expenses, taxes, insurance and other costs. The Leases provide for initial, annual base rents which aggregate $10.7 million, and provide for an initial term of 10 years that may generally be extended by WCC for three five-year terms at fair market rental rates. The Leases provide for a base rent equal to 9.5% of the total purchase price of each Initial Facility and annual rent escalations equal to the annual increase in the Consumer Price Index - All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the "CPI"), subject to a minimum annual increase of 3% during the first three years and a maximum annual increase of 4% throughout the term of the Lease.

WCC is not prohibited under its arrangements with the Company from leasing properties from parties other than the Company. The obligations of WCC under the Leases are cross-defaulted to each of the other Leases with respect to certain payment defaults and certain other defaults.

The Company has also entered into option agreements with WCC (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to WCC three additional correctional and detention facilities currently under development by WCC in three states that have an aggregate design capacity of 2,256 beds (the "Option Facilities").

The purchase price of each Option Facility will equal 105% (or such lower percentage as may be agreed to with WCC) of the aggregate costs related to the acquisition, development, design, construction, and equipment of such option facility. If acquired, the Company will lease the Option Facilities to WCC (and WCC will continue to operate such Option Facilities) pursuant to long-term, non-cancelable, triple-net leases on substantially the same terms and conditions as the Leases for the Initial Facilities.

Further, the Company has entered into a Right to Purchase Agreement with WCC, pursuant to which the Company will have the right, during the 15 years following the consummation of the Offering (so long as there are any leases in force between the Company and WCC), to acquire and lease back to WCC any future facilities subject to certain limited exceptions where the sale or transfer of ownership of a facility is previously restricted.



2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited, however, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424(b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein.


Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.


Real Estate Properties

Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of 40 years for building and improvements.

As of June 30, 1998, the Company had investments in 8 leased real estate properties totaling $113.0 million. Components of these real estate investments at cost are as follows: land and land improvements - $8.0 million; and building and improvements - $105.0 million.

Federal Income Taxes

The Company will seek qualification as a REIT under the Code commencing with its taxable period ending December 31, 1998. As a result, management believes the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.


Leases and Rental Income

All Leases are accounted for as operating leases. Lease payments are recognized as revenue as earned on a straight-line basis over the lease term including the impact of the scheduled rent increases for the leases.


Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.


3.    BANK CREDIT FACILITY

The Company has obtained a commitment for a $100 million line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities (including the option facilities and future facilities), to expand the Facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to closing on the facility and the Company's ongoing compliance with several covenants. As of June 30, 1998, no funds had been drawn on the Bank Credit Facility.


4.  SHARE OPTION AND INCENTIVE PLANS

The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. In conjunction with the Offering, the Company granted options with respect to 590,000 common shares to officers, employees and trustees. The exercise price for such options is the initial public offering price of $20.00. The term of such options is ten years from the date of grant. In general, one-fourth of the 565,000 shares granted to executive officers and employees vested immediately, with the remaining options becoming exercisable ratably on the first, second, and third anniversary of the date of grant, respectively. The 25,000 options granted to the non-employee trustees vested at the date of grant. Shares remaining for issuance under the share incentive and non-employeee trustees plans total 620,000 and 55,000, respectively.


5.  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), has been issued effective for fiscal periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. Under the standards established by SFAS 128, earnings per share is measured at two levels: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution. The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):

         Basic EPS
                  Net income                            $1,305
                                                        ------
                  Weighted average shares                4,826
                                                        ------
                  Per share - Basic                     $ 0.27
                                                        ======

         Diluted EPS
                  Net income                            $1,305
                                                        ------
                  Weighted average shares                4,826
                  Effect of dilutive stock options          18
                                                        ------
                                                         4,844
                                                        ------
                  Per share - Diluted                   $ 0.27
                                                        ======

There were no antidilutive weighted options to purchase shares of common stock outstanding during the quarter ended June 30, 1998.


6.  COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended June 30, 1998 the Company's comprehensive income equaled its net income AS there were no adjustments to net income under SFAS 130.


7.    RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.


8.  SUBSEQUENT EVENT

On July 28, 1998, the Board of Trustees declared an initial distribution of $0.25 per share for the quarter ended June 30, 1998, to shareholders of record on August 12, 1998. The distribution will be paid on August 19, 1998 and represents a pro rata distribution for the period from April 28, 1998 through June 30, 1998, based on a quarterly distribution rate of $0.35 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations contain forward-looking statements that are based on current expectations, estimates and projections about the segment in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities & Exchange Commission.


                                    OVERVIEW

The Company was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to payy all operating expenses, taxes, insurance, structural and non-structural repairs and other costs).

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. The Company's eight Initial Facilities are privately-managed facilities that are operated by Wackenhut Corrections Corporation ("WCC"). However, the Company is pursuing other acquisition opportunities, including correctional facilities owned and operated by various government entities and private operators other than WCC.

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company incurs operating and administrative expenses including compensation expense for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company anticipates having to leverage its portfolio of real estate equity investments and expects to incur long and short-term indebtedness, and related interest expense.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

On April 28, 1998, the Company completed its initial public offering ("IPO) of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares outstanding resulting in a total of 7,130,000 shares of beneficial interest outstanding (collectively the "Offering"). The 7,130,000 common shares were issued at an IPO price of $20.00, generating gross proceeds of $142,600,000. The aggregate proceeds to Correctional Properties Trust, net of underwriters' discount and offering costs, were approximately $132,618,000 net proceeds.


RESULTS OF OPERATIONS

The Company consummated its IPO, purchased the eight Initial Facilities and began operations on April 28, 1998. Accordingly, rental and interest revenue and operating expenses including depreciation and amortization were generally recognized by the Company beginning on April 28, 1998 through June 30, 1998.

For the period from April 1, 1998 to June 30, 1997, rental revenues of $2.0 million were generated from the leaseback to WCC of eight correctional and detention facilities purchased April 28, 1998 with proceeds of the Offering.

Interest income of $.1 million was earned during the quarter by investing in short-term instruments bearing interest between 5% and 6%.

Depreciation of real estate properties totaled $0.5 million for the quarter ended June 30, 1998.

General and administrative expenses incurred during the quarter ended June 30, 1998 were approximately $.3 million, or 15% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs.

LIQUIDITY AND CAPITAL RESOURCES


Upon completion of the Offering, the Company received approximately $132.6 million in net proceeds. The Company used these funds to purchase eight correctional and detention facilities (the "Initial Facilities") at a cost of $113.0 million.

The Company invested cash on hand in interest-bearing accounts and other short-term, interest-bearing securities.

The Company expects to meet its short-term liquidity requirements generally through its initial working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company are leased under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the Leases.

The Company has a $100 million commitment for a line of credit. The Bank Credit Facility will enable the Company to borrow generally at floating rates between 125 to 200 basis point spread over LIBOR. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of covenants. There were no draws on the Bank Credit Facility during the period ended June 30, 1998.

In addition, the Company entered into option agreements with WCC (the "Option Agreements") pursuant to which the Company was granted the option to acquire and leaseback to WCC three additional correctional and detention facilities currently under development by WCC having an aggregate design capacity of 2,256 beds (the "Option Facilities"). The purchase price of each Option Facility will equal 105% (or such lower percentage as may be agreed to by WCC) of the aggregate costs related to the acquisition, development, design, construction, and equipment of such Option Facility. If acquired, the Company will lease the option facilities to WCC (and WCC will continue to operate such option facilities) pursuant to long-term, non-cancelable, triple-net leases on substantially the same terms and conditions as the Leases for the Initial Facilities. The total estimated aggregate purchase price and first-year rent for the option facilities are estimated to be approximately $109.7 million and approximately $10.4 million, respectively. Further, WCC granted the Company an option to acquire, at up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC in the future.

The Company has no commitments with respect to other capital expenditures. However, the Company has options to purchase any or all of the three Option Facilities from WCC for up to 105% of cost, aggregating approximately $109.7 million. In addition, the Company has an option to acquire, at a similar price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC subject to certain limitations.

While the Company has completed an assessment of its computer systems and software applications and believes that both are "Year 2000" compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. WCC has informed the Company that it has several information system initiatives under way including the replacement of certain of WCC's computer systems to be Year 2000 compliant. WCC has indicated that it has not completely determined the effect of expenditures related to the Year 2000 issue, but they are not expected to be significant. Any Year 2000 compliance problem of the Company, its lessee or other third parties could result in a material adverse effect on the Company's business, prospects, results of operations and financial condition.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions, The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a moderate ratio of debt to total capitalization, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.


FUNDS FROM OPERATIONS

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, funds from operations ("FFO") provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of the Natiional Association of Real Estate Investment Trusts ("NAREIT") in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the Company, Funds from Operations should be examined in conjunction with net income as presented in the consolidated financial statements.


The following table presents the Company's Funds from Operations for the period from April 1, 1998 to June 30, 1998:

Funds from Operations
    Net Income                                            $  1,305
    Add back real estate depreciation and amortization         460
                                                          --------
                                                          $  1,705
                                                          ========



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The nature of the Company's business results in claims or litigation against the Corporation for damages arising from the conduct of its employees or others.

Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition.


ITEM 2.  CHANGES IN SECURITIES

(a) On April 22, 1998, the Company's Registration Statement on Form S-11 was declared effective in connection with the Company's initial public offering. The initial public offering commenced on April 22, 1998 and closed on April 28, 1998. The offering was underwritten by Salomon Smith Barney, Prudential Securities Incorporated, SBC Warburg Dillon Read Inc., Genesis Merchant Group, and SunTrust Equitable Securities. On April 28, 1998, the Company commenced operations after completing its IPO of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares resulting in a total of 7,130,000 shares of beneficial interest outstanding. The 7,130,000 common shares were issued at an IPO price of $20.00 generating gross proceeds of $142,600,000. The aggregate proceeds to Correctional Properties Trust, net of underwriters' discount and offering costs of $9,982,000, were approximately $132,618,000.

Simultaneous with the completion of the Offering, the Company acquired the eight Initial Facilities from WCC for an aggregate purchase price of $113.0 million. The balance of the proceeds from the Offering will be used for working capital, general corporate purposes or for the possible future acquisition of additional correctional or detention facilities consistent with the Company's investment policies.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Company's Registration Statement on Form S-11, filed with the Securities and Exchange Commission on February 20, 1998, as amended, (the "Registration Statement") is incorporated herein by reference.

         Exhibit Nos. 2, 3.1, 3.2, 3.3, 3.4, 4.1, 10.1, 10.2, 10.3, 10.4, 10.5,
         10.6, 10.7 and 10.8 of the Registration Statement are incorporated herein by reference.

         27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the quarter of the fiscal year ending June 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST


/s/ Patrick T. Hogan
--------------------------
Patrick T. Hogan
Vice President, Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer)


Date: August 14, 1998









EXHIBIT INDEX


    27     Financial Data Schedule (for SEC use only)





THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED JUNE 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.