Form 10-Q
period 1998-09-30
CORRECTIONAL PROPERTIES TRUST
filed 1998-11-16
CIK 1056218

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               -------------------
                                    FORM 10-Q
                               -------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: September 30, 1998


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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             -----     -----

                                   7,130,000
               (Outstanding shares of the issuer's common shares, $0.001 par value per share as of November 12, 1998)

================================================================================

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPYEMBER 30, 1998

                                      INDEX

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
         Item 1.  Financial Statements

         a)    Consolidated Balance Sheets                                        3
               as of September 30, 1998

         b)    Consolidated Statement of Income                                   4
               for the period from July 1, 1998 to September 30, 1998

         b)    Consolidated Statement of Income                                   5
               for the period from February 18, 1998 to September 30, 1998

         c)    Consolidated Statement of Cash Flows                               6
               for the period from February 18, 1998 to September 30, 1998

         d)    Notes to Consolidated Financial Statements                         7

         Item 2.  Management's Discussion and Analysis of Financial              11
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About                 15
                  Market Risk

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                              15

         Item 2.  Changes in Securities                                          15

         Item 3.  Defaults upon Senior Securities                                15

         Item 4.  Submission of Matters to a Vote of Security Holders            15

         Item 5.  Other Information                                              15

         Item 6.  Exhibits                                                       16

SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.


                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,
                                                                  1998

ASSETS
REAL ESTATE PROPERTIES, AT COST
     CORRECTIONAL AND DETENTION FACILITIES                      $ 113,041
     LESS - ACCUMULATED DEPRECIATION AND AMORTIZATION              (1,116)
                                                                ---------
         NET REAL ESTATE PROPERTIES                               111,925

CASH AND CASH EQUIVALENTS                                          19,973
OTHER ASSETS                                                          671
                                                                ---------
           TOTAL ASSETS                                         $ 132,569
                                                                =========


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            237
                                                                ---------
           TOTAL LIABILITIES                                          237
                                                                ---------

SHAREHOLDERS' EQUITY
     PREFERRED SHARES, $.001 PAR VALUE;
          50,000,000 SHARES AUTHORIZED;
          NONE OUTSTANDING                                             --
     COMMON SHARES, $.001 PAR VALUE;
          150,000,000 SHARES AUTHORIZED;
          7,130,000 AND 1,000 SHARES ISSUED AND OUTSTANDING,
          RESPECTIVELY                                                  7
     CAPITAL IN EXCESS OF PAR VALUE                               130,722
     RETAINED EARNINGS                                              1,603
                                                                ---------
           TOTAL SHAREHOLDERS' EQUITY                             132,332
                                                                ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 132,569
                                                                =========


















   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)

REVENUES
  RENTAL                                                                  $2,846
  INTEREST                                                                   253
                                                                          ------
                                                                           3,099
                                                                          ------
EXPENSES
  DEPRECIATION AND AMORTIZATION                                              662
  GENERAL AND ADMINISTRATIVE                                                 357
                                                                          ------
                                                                           1,019
                                                                          ------

NET INCOME                                                                $2,080
                                                                          ======


NET INCOME PER COMMON SHARE

         BASIC                                                            $ 0.29
                                                                          ======
         DILUTED                                                          $ 0.29
                                                                          ======





WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC                       7,130
                                                                          ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED                     7,130
                                                                          ======




















THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF INCOME
        PERIOD FROM FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

REVENUES
  RENTAL                                                      $        4,838
  INTEREST                                                               400
                                                              --------------
                                                                       5,238
                                                              --------------
EXPENSES
  DEPRECIATION AND AMORTIZATION                                        1,122
  GENERAL AND ADMINISTRATIVE                                             731
                                                              --------------
                                                                       1,853
                                                              --------------
NET INCOME                                                    $        3,385
                                                              ==============


NET INCOME PER COMMON SHARE

         BASIC                                                $         0.69
                                                              ==============
         DILUTED                                              $         0.69
                                                              ==============





WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC                   4,891
                                                              ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED                 4,899
                                                              ==============




















THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           PERIOD FEBRUARY 18, 1998 (INCEPTION) TO SEPTEMBER 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                               $   3,385
     ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                                         1,116
       OTHER AMORTIZATION                                                             6
     CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                                                (677)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        237
                                                                              ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,067
                                                                              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     ACQUISITION OF REAL ESTATE INVESTMENTS                                    (113,041)
                                                                              ---------
           NET CASH USED IN INVESTING ACTIVITIES                               (113,041)
                                                                              ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     INITIAL CAPITALIZATION                                                           3
     PROCEEDS FROM INITIAL PUBLIC OFFERING, NET OF OFFERING COSTS               130,726
     DIVIDENDS PAID                                                              (1,782)
                                                                              ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                            128,947
                                                                              ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        19,973
CASH AND CASH EQUIVALENTS, BEGINNING OF OPERATIONS                                   --
                                                                              ---------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                     $  19,973
                                                                              =========





























THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998


1.  ORGANIZATION AND OPERATIONS

Correctional Properties Trust ("the "Company") was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities.

On April 28, 1998, the Company commenced operations after completing its initial public offering (the "IPO") of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares resulting in a total of 7,130,000 shares of beneficial interest outstanding. The 7,130,000 common shares were issued at an IPO price of $20.00 generating gross proceeds of $142,600,000. The aggregate proceeds to the Company, net of underwriters' discount of $9,982,000 and offering costs of $1,892,000, were approximately $130,726,000.

Simultaneous with the completion of the IPO, the Company acquired the following eight correctional and detention facilities (the "Initial Facilities") located in five states with an aggregate design capacity of 3,154 beds from Wackenhut Corrections Corporation and certain of its subsidiaries (collectively, "WCC") for an aggregate purchase price of $113.0 million (collectively, the "Formation Transactions"):

  (i)    Aurora INS Processing Center (Aurora, Colorado);
  (ii)   McFarland Community Correctional Facility (McFarland, California);
  (iii)  Queens Private Correctional Facility (New York, New York);
  (iv)   Central Valley Community Correctional Facility (McFarland, California);
  (v)    Golden State Community Correctional Facility (McFarland, California);
  (vi)   Desert View Community Correctional Facility (Adelanto, California);
  (vii)  Broward County Work Release Center Center (Broward County, Florida);and
  (viii) Karnes County Correctional Center (Karnes County, Texas).

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

As of September 30, 1998, the Company had investments in 8 leased real estate properties totaling $113.0 million. Components of these real estate investments at cost are as follows: land and land improvements - $8.0 million; and building and improvements - $105.0 million.

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

3.  BANK CREDIT FACILITY

The Company has obtained a commitment for a $100 million line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities (including the option facilities and future facilities), to expand the Facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to closing on the facility and the Company's ongoing compliance with several covenants. As of September 30, 1998, no funds had been drawn on the Bank Credit Facility.

4.  SHARE OPTION AND INCENTIVE PLANS

The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees. In conjunction with the Offering, the Company granted options with respect to 590,000 common shares to officers, employees and trustees. The exercise price for such options is the initial public offering price of $20.00. The term of such options is ten years from the date of grant. In general, one-fourth of the 565,000 shares granted to executive officers and employees vested immediately, with the remaining options becoming exercisable ratably on the first, second, and third anniversary of the date of grant, respectively. The 25,000 options granted to the non-employee trustees vested at the date of grant. Shares remaining for issuance under the share incentive and non-employeee trustees plans total 55,000 and 30,000, respectively.

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

                                          For the Three Months Ended     February 18 -
                                               September 30, 1998     September 30, 1998
                                               ------------------     ------------------
    Basic EPS
          Net income                                 $2,080                $3,385
                                                     ------                ------
          Weighted average shares                     7,130                 4,891
                                                     ------                ------
          Per share - Basic                          $ 0.29                $ 0.69
                                                     ======                ======

    Diluted EPS
          Net income                                 $2,080                $3,385
                                                     ------                ------
          Weighted average shares                     7,130                 4,899
          Effect of dilutive stock options                0                     0
                                                     ------                ------
                                                      7,130                 4,899
                                                     ------                ------
          Per share - Diluted                        $ 0.29                $ 0.69
                                                     ======                ======

Options to purchase 590,000 shares of the Company's stock at $20.00 per share have been outstanding since February 20, 1998 but were not included in the computation of diluted EPS because their effect would be anti-dilutive. The options expire in the year 2008 and were still outstanding at September 30, 1998.

6.  COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended September 30, 1998 the Company's comprehensive income equaled its net income as there were no adjustments to net income under SFAS 130.

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

8.  SUBSEQUENT EVENTS

On October 2, 1998 the Company entered into a $100 million Bank Credit Facility expandable to $150 million at the election of the Company. The Bank Credit Facility has a term of five years, and will be used primarily to finance the acquisition of, and investment in, correctional and detention facilities, expansion of existing facilities and for general working capital or corporate needs. The Bank Credit Facility will be secured by the Company's facilities, and will permit aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company's facilities or the aggregate of the appraised value of such facilities, subject to financial covenants.

On October 20, 1998, the Board of Trustees declared a distribution of $0.35 per share for the quarter ended September 30, 1998, to shareholders of record on November 3, 1998. The distribution will be paid on November 17, 1998 and represents a distribution for the period from July 1, 1998 through September 30, 1998.

On October 30, 1998, Correctional Properties Trust (the "Company") completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the "Hobbs Facility") for approximately $26,500,000, pursuant to that Agreement of Sale and Purchase date October 30, 1998 by and between Wackenhut Corrections Corporation ("WCC"), a Florida corporation, and CPT Operating Partnership L.P. ("CPT Operating Partnership"), a Delaware limited partnership ("the Purchase Agreement"). The Company serves as the general partner of CPT Operating Partnership. The Company has also agreed to pay WCC approximately $22,000,000 for an expansion of the Hobbs Facility ("the Hobbs Expansion"), pursuant to the Purchase Agreement. The Hobbs Expansion, which must be completed by January 21, 1999, will add 600 beds to the Hobbs Facility, resulting in a 1,200-bed facility at a total cost to the Company of approximately $48,500,000. The purchase prices of the Hobbs Facility and the Hobbs Expansion consisted of WCC's project costs. WCC will lease the Hobbs Facility and the Hobbs Expansion from the Company for an initial term of ten
(10) years, with three (3) additional renewal options for terms of five (5) years each. The annual lease payment for the Hobbs Facility and the Hobbs Expansion during the initial ten (10) year term will be approximately $4,600,000, subject to annual cost of living adjustments set forth in the Purchase Agreement. The renewal terms will be determined by fair market rental rates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations contain forward-looking statements that are based on current expectations, estimates and projections about the segment in which Correctional Properties Trust (the "Company") operates. This section of the quarterly report also includes management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                    OVERVIEW

The Company was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs).

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. The Company's eight initial facilities (the "Initial Facilities") are privately-managed facilities that are operated by Wackenhut Corrections Corporation ("WCC"). However, the Company is pursuing other acquisition opportunities, including correctional facilities owned and operated by various government entities and private operators other than WCC.

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

On April 28, 1998, the Company completed its initial public offering (the "IPO) of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares outstanding resulting in a total of 7,130,000 shares of beneficial interest outstanding. The 7,130,000 common shares were issued at an IPO price of $20.00, generating gross proceeds of $142,600,000. The aggregate proceeds to the Company, net of underwriters' discount of $9,982,000 and offering costs of $1,892,000, were approximately $130,726,000 net proceeds.

RESULTS OF OPERATIONS

The Company consummated the IPO, purchased the eight Initial Facilities and began operations on April 28, 1998. Accordingly, rental and interest revenue and operating expenses including depreciation and amortization were generally recognized by the Company beginning on April 28, 1998 through September 30, 1998.

For the period from July 1, 1998 to September 30, 1998, rental revenues of $2.8 million were generated from the leaseback to WCC of eight correctional and detention facilities purchased April 28, 1998 with proceeds of the Offering.

Interest income of $.3 million was earned during the quarter by investing in short-term instruments bearing interest between 5% and 6%.

Depreciation of real estate properties totaled $0.7 million for the quarter ended September 30, 1998.

General and administrative expenses incurred during the quarter ended September 30, 1998 were approximately $.4 million, or 10% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs.



LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the IPO, the Company received approximately $132.6 million in net proceeds. The Company used these funds to purchase the eight Initial Facilities at a cost of $113.0 million.

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

On October 2, 1998 the Company entered into a $100 million Bank Credit Facility expandable to $150 million at the election of the Company. The Bank Credit Facility has a term of five years, and will be used primarily to finance the acquisition of, and investment in, correctional and detention facilities, expansion of existing facilities and for general working capital or corporate needs. The Bank Credit Facility will be secured by the Company's facilities, and will permit aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company's facilities or the aggregate of the appraised value of such facilities, subject to financial covenants.

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

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a moderate ratio of debt to total capitalization, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

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

The following table presents the Company's Funds from Operations for the period from July 1, 1998 to September 30, 1998:

Funds from Operations
    Net Income                                            $  2,080
    Plus real estate depreciation and amortization             656
                                                          --------
                                                          $  2,736
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

ITEM 2.  CHANGES IN SECURITIES

(a) On April 22, 1998, the Company's Registration statement on Form S-11 was declared effective in connection with the Company's IPO. The IPO commenced on April 22, 1998 and closed on April 28, 1998. The IPO was underwritten by Salomon Smith Barney, Prudential Securities Incorporated, SBC Warburg Dillon Reed Inc., Genesis Merchant Group, and SunTrust Equitable Securities. On April 28, 1998, the Company commenced operations after completing the IPO of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares resulting in a total of 7,130,000 shares of beneficial interest outstanding. The 7,130,000 common shares were issued at an IPO price of $20.00 generating gross proceeds of $142,600,000. The aggregate proceeds to the Company, net of underwriters' discount of $9,982,000 and offering costs of $1,892,000, were approximately $130,726,000.

Simultaneous with the completion of the IPO, the Company acquired the eight Initial Facilities, which are located in five states with an aggregate design capacity of 3,154 beds, from WCC and certain of its subsidiaries for an aggregate purchase price of $113.0 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On October 30, 1998, the Company completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the "Hobbs Facility") for approximately $26,500,000, pursuant to that Agreement of Sale and Purchase date October 30, 1998 by and between Wackenhut Corrections Corporation ("WCC"), a Florida corporation, and CPT Operating Partnership L.P. ("CPT Operating Partnership"), a Delaware limited partnership ("the Purchase Agreement"). The Company serves as the general partner of CPT Operating Partnership. The Company has also agreed to pay WCC approximately $22,000,000 for an expansion of the Hobbs Facility ("the Hobbs Expansion"), pursuant to the Purchase Agreement. The Hobbs Expansion, which must be completed by January 21, 1999, will add 600 beds to the Hobbs Facility, resulting in a 1,200-bed facility at a total cost to the Company of approximately $48,500,000. The purchase prices of the Hobbs Facility and the Hobbs Expansion consisted of WCC's project costs. WCC will lease the Hobbs Facility and the Hobbs Expansion from the Company for an initial term of ten (10) years, with three (3) additional renewal options for terms of five (5) years each. The annual lease payment for the Hobbs Facility and the Hobbs Expansion during the initial ten (10) year term will be approximately $4,600,000, subject to annual cost of living adjustments set forth in the Purchase Agreement. The renewal terms will be determined by fair market rental rates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 2.1   Agreement of Sale and Purchase dated October 30, 1998
                          by and between Wackenhut Corrections Corporation, a Florida corporation, and CPT Operating
                          Partnership L.P., a Delaware limited partnership.

                    4.1 Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership L.P., Correctional Properties Trust, NationsBank National Association, NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time.

                   27.1   Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the quarter ending September 30, 1998.











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


Date: November 13, 1998


THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED SEPTEMBER 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

EXHIBIT INDEX

     2.1 Agreement of Sale and Purchase dated October 30, 1998 by and between Wackenhut Corrections Corporation, a Florida corporation, and CPT Operating Partnership L.P., a Delaware limited partnership.

     4.1 Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership L.P., Correctional Properties Trust, NationsBank National Association, NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time.

    27.1   Financial Data Schedule (for SEC use only)