Form 10-K
period 1998-12-31
CORRECTIONAL PROPERTIES TRUST
filed 1999-03-31
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ------------------------

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number 1-14031

                          CORRECTIONAL PROPERTIES TRUST
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                    65-0823232
---------------------------------                           ------------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

3300 PGA BLVD., SUITE 430
PALM BEACH GARDENS, FLORIDA                                 33410
----------------------------------------                    -------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (561) 630-6336
               -------------------------------------------------
               (Registrant telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

         Common Shares of Beneficial Interest, par value $.001 per share

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $111,571,770 based on the closing price on that date of $15.875 per share. As of that date, there were 7,130,000 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 1999 Annual Meeting of Shareholders.

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.

                          Correctional Properties Trust
                           Annual Report on Form 10-K

                                      Index


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
                                                       PART I
Item 1.        Business................................................................................      2

Item 2.        Properties..............................................................................     22

Item 3.        Legal Proceedings.......................................................................     22

Item 4.        Submission of Matters to a Vote of Security Holders.....................................     22


                                                      PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...................     23

Item 6.        Selected Financial Data.................................................................     24

Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations...........................................................................     25

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..............................     29

Item 8.        Financial Statements and Supplementary Data.............................................     29

Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure....................................................................     29


                                                      PART III

Item 10.       Directors and Executive Officers of the Registrant......................................     30

Item 11.       Executive Compensation..................................................................     30

Item 12.       Security Ownership of Certain Beneficial Owners and Management..........................     30

Item 13.       Certain Relationships and Related Transactions..........................................     30


                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................     31

                                     PART I

FORWARD-LOOKING STATEMENTS:

         This report contains forward-looking statements that are based on current expectations, estimates and projections and are subject to a number of risks and uncertainties. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements as a result of a number of factors, including, but not limited to, risks generally inherent in the correctional and detention industry, including limited contract duration, limited availability of alternate tenants, and reliance upon governmental appropriations for payments under operating agreements; governmental and public policy changes; dependence upon Wackenhut Corrections Corporation as the sole tenant for revenues and the Company's ability to make distributions; continued availability of financing in amounts, at times and on terms required to support the Company's business development; and changes in tax and other regulations applicable to a real estate investment trust. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other risks. The Company discusses such risks in the Company's Registration Statement on Form S-11, as amended, and various reports filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

GENERAL

         The Company was formed in February 1998 as a Maryland real estate investment trust (a "REIT") to capitalize on the growing trend toward privatization in the corrections industry. The principal business strategy of the Company is to acquire correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). The Company is the only publicly-traded REIT which focuses on the acquisition and ownership of correctional and detention facilities.

         On April 28, 1998, the Company completed its initial public offering (the "IPO") of 6,200,000 common shares of beneficial interest, par value $.001 per share (the "Common Shares"). On May 13, 1998, pursuant to the underwriters' exercise of their over-allotment option, the Company sold an additional 930,000 Common Shares, resulting in a total of 7,130,000 Common Shares outstanding. The Company's IPO generated gross proceeds of $142.6 million and aggregate net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $130.7 million.

         Management believes that the privatized corrections industry has the potential for substantial growth in the United States due to increases in the inmate population, decreases in the availability of public funding for new correctional and detention facilities and a growing acceptance of the trend toward privatization in the corrections industry. Management believes that recent statistics illustrate this trend. According to the United States Bureau of Justice Statistics ("Bureau of Justice Statistics"), the inmate population in federal, state and local facilities in the United States has grown from 501,886 in 1980 to 1,870,328 in 1998, representing an increase of approximately 273%. In addition, according to the Bureau of Justice Statistics, as of December 31, 1997, state prison systems reported operating at approximately 15% to 24% overcapacity and the federal corrections system reported operating at approximately 19% overcapacity. The privatized corrections industry has capitalized on these favorable supply/demand fundamentals, resulting in a substantial increase in the number of privatized beds. The Company believes that it is well-positioned to capitalize on these favorable industry fundamentals due to (i) the corrections industry knowledge, experience and contacts of the members of its Board of Trustees (the "Board of Trustees") and management team,
(ii) its relationship and contractual arrangements with Wackenhut Corrections Corporation ("Wackenhut Corrections"), and (iii) its access to capital as a publicly-traded company.

         The Company's principal executive offices are located at, and its mailing address is, Gardens Plaza, Suite 430, 3300 PGA Boulevard, Palm Beach Gardens, Florida 33410. The Company's telephone number is (561) 630-6336.

THE FORMATION TRANSACTIONS

         In connection with the consummation of the IPO, the Company and Wackenhut Corrections engaged in a series of transactions (the "Formation Transactions") which were designed to consolidate ownership in the Company of eight correctional and detention facilities operated by Wackenhut Corrections (the "Initial Facilities"), to provide a vehicle for possible future acquisitions of other facilities which Wackenhut owns or has a right to acquire (in addition to other facilities the Company may acquire) and to enable the Company to qualify as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 1998. These transactions include the following:

         ISSUANCE OF COMMON SHARES AND REDEMPTION OF FOUNDER'S SHARES. The Company sold 7,130,000 Common Shares in the IPO, resulting in net proceeds to the Company of approximately $130.7 million after deduction of the underwriting discounts and commissions and estimated offering expenses. All of the net proceeds to the Company from the IPO have been contributed by the Company directly to CPT Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership") to fund its investment in the Operating Partnership, in exchange for a combined 100% interest in the Operating Partnership. The Company owns a 98% limited partnership interest and a 1% general partnership interest in the Operating Partnership. CPT LP owns a 1% limited partnership interest in the Operating Partnership. The Company also redeemed at cost the 1,000 founder's shares which were issued in connection with the formation of the Company.

         PURCHASE AGREEMENT. The Company entered into and closed upon an Agreement of Sale and Purchase (the "Purchase Agreement") with Wackenhut Corrections, pursuant to which the Company acquired, directly or as assignee of Wackenhut Corrections contract rights, the Initial Facilities having an aggregate design capacity of 3,154 beds for an aggregate cash purchase price of approximately $113.0 million.

         OPTION AGREEMENTS. The Company entered into Option Agreements with Wackenhut Corrections, pursuant to which Wackenhut Corrections granted the Company the option to acquire three additional correctional facilities (the "Option Facilities") having an aggregate design capacity of 2,256 beds at any time prior to the earlier of (i) four years from receipt of a certificate of occupancy for the subject facility, or (ii) six months after such facility achieves an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for the facility (the "Option Facility Option Period"). The purchase price (the "Option Facility Purchase Price") of an Option Facility will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the aggregate costs related to the acquisition, development, design, construction, equipment and start-up of such Option Facility (which in the case of goods or services provided by Wackenhut Corrections will not exceed the costs which would be paid therefor if purchased from a third party in an arm's length transaction) (the "Total Facility Cost").

         LEASES. Concurrent with the Company's acquisition of the Initial Facilities, the Company leased such facilities to Wackenhut Corrections (and Wackenhut Corrections will continue to operate such facilities) pursuant to the leases for an initial term of 10 years. Subject to certain limited exceptions, the term of each of the leases may be extended by Wackenhut Corrections for three additional five-year terms at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, the term of any of the leases will be automatically extended upon expiration thereof on the same terms (including the then applicable base rent and Base Rent Escalation (as hereinafter defined) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. If acquired, the Option Facilities will be leased by the Company to Wackenhut Corrections under the same terms as the Initial Facilities. Under the terms of the leases, Wackenhut Corrections has a 30-day right of first refusal on the proposed sale by the Company of any of the Initial Facilities and, if acquired, the Option Facilities.

         RIGHT TO PURCHASE AGREEMENT. The Company entered into the Right to Purchase Agreement with Wackenhut Corrections, pursuant to which the Company has the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and Wackenhut Corrections), to acquire and lease back to Wackenhut Corrections any correctional or detention facilities which Wackenhut Corrections acquires or has the right to acquire (the "Future Facilities"), subject to certain limited exceptions where the sale or transfer of ownership of a facility is restricted under a facility operating agreement or governmentally assisted financing arrangement. Under the terms of the Right to Purchase Agreement, the Company may purchase a particular Future Facility at any time until the earlier of (i)(a) in the case of a newly developed Future Facility, four years from the receipt of a certificate of occupancy for such Future Facility or (b) in the case of an already operating Future Facility, four years from the date such Future Facility is acquired by Wackenhut Corrections or the party from which Wackenhut Corrections has the right to acquire such Future Facility or (ii) six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for such Future Facility, subject to certain limited exceptions. The purchase price for each Future Facility (the "Future Facility Purchase Price") will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the Total Facility Cost of such Future Facility, which may differ from the fair market value of such facility at such time. In the case of any Future Facility acquired during the first five years following the consummation of the IPO, the initial annual rental rate will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections, and in the absence of such an agreement, as determined by binding arbitration, or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. Under the terms of any lease between the Company and Wackenhut Corrections relating to a Future Facility, Wackenhut Corrections has a right of first refusal on the proposed sale by the Company of any such Future Facility.

BUSINESS AND GROWTH STRATEGIES

         The Company's general business objectives are to maximize current returns to shareholders through increases in revenue, net income and long-term total returns to shareholders through appreciation in the value of the Common Shares. As a REIT, the Company's specific business objective is to maximize funds from operations and cash available for distribution to shareholders. The Company intends to achieve these objectives by (i) pursuing investment opportunities with private prison operators and governmental entities for the acquisition of correctional and detention facilities, (ii) working with tenants to identify opportunities to expand existing and newly acquired facilities and
(iii) structuring facility leases to include rent escalation provisions which provide for annual increases in rent.

         ACQUISITION OPPORTUNITIES. The Company believes that, because of the increasing demand for additional prison beds and the lack of public funds available to finance new facilities, attractive opportunities exist to acquire or develop correctional and detention facilities from or on behalf of private prison owners and operators and various government entities. The Company believes it has a competitive advantage in the acquisition of new correctional and detention facilities due to (i) its relationship and contractual arrangements with Wackenhut Corrections (which among other things provides the Company access to Wackenhut Corrections' experienced management team and the option to acquire any of the Option Facilities, and, with certain limited exceptions, the right to acquire any of the Future Facilities), (ii) the corrections industry knowledge, experience and contacts of its Board of Trustees and management team and (iii) its access to significant capital resources as a publicly-traded company.

         In addition to the possible acquisition of the Option Facilities, the Company intends to acquire from both private prison owners and operators and governmental entities additional correctional and detention facilities that meet its investment guidelines, as described herein. The Company has the right to acquire and lease back to Wackenhut Corrections each of the Future Facilities during the applicable Future Facility option period. However, notwithstanding Wackenhut Corrections' significant presence in the correctional and detention industry, less than 7% of all adult prison beds in the United States are privately managed. Management believes that as Wackenhut Corrections and the private prison management industry continue to grow, opportunities will exist to acquire additional private correctional facilities from Wackenhut Corrections on attractive terms.

         The Company also believes that attractive opportunities exist to acquire or develop correctional facilities from or on behalf of other private prison owners and operators and various governmental entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following: (i) one-time general revenue appropriations by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. Many jurisdictions are operating their correctional and detention facilities at well above their rated capacities, and as a result are under a federal court order to alleviate prison overcrowding within a certain time period. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a new correctional or detention facility because of other fiscal demands or requirements for public approval. Accordingly, the Company believes that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, many such government entities have been and will be forced to consider private ownership with respect to the development of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. Management believes that such situations will enable the Company to acquire and develop correctional or detention facilities from and on behalf of governmental agencies at all levels, including those which might not be the subject of a private management contract. In pursuing such opportunities, the Company expects to utilize the corrections industry knowledge, experience and contacts of its Board of Trustees and management team.

         EXPANSION OPPORTUNITIES. The Company also believes that there may be opportunities for selective expansion of its existing correctional facilities which could result in increased cash flows and property values. The Company intends to provide expansion space as needed by its tenants and expects that such expansion of its facilities will result in correspondingly higher rental payments.

         RENT ESCALATIONS. All of the Company's leases provide for a stable source of cash flow and opportunities for future growth in revenues. The base rent for the first year for each facility is initially set at a fixed amount equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by a fixed three percent at the first two anniversary's of the IPO and by an amount equal to CPI for the remaining term of each lease, subject to a maximum of four percent throughout the term of the leases (the "Base Rent Escalation"). However, there can be no assurance that such contractual escalations will be realized due to certain factors, including changing circumstances and the possible renegotiation of the leases.

THE OPERATING PARTNERSHIP

         FORMATION OF THE OPERATING PARTNERSHIP. Upon completion of the IPO, the Company acquired a 100% interest in the Operating Partnership. The Company holds a 1% general partnership interest and a 98% limited partnership interest in the Operating Partnership. Through CPT Limited Partner, Inc. ("CPT LP"), the Company owns a 1% limited partnership interest in the Operating Partnership. Following the completion of the IPO and the Formation Transactions, substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, which leases them to Wackenhut Corrections. The Company is the sole general partner of the Operating Partnership and has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Trustees manages the affairs of the Company by directing the affairs of the Operating Partnership. The Company's direct and, through CPT LP, indirect percentage interest in the Operating Partnership, is 100%. The Operating Partnership will make regular quarterly cash distributions to its partners, including the Company and CPT LP, in proportion to their percentage interests (i.e., the number of units) in the Operating Partnership. The Company will, in turn, pay cash distributions to its shareholders in an amount per Common Share equal to the amount distributed by the Operating Partnership per unit.

         The Operating Partnership was organized to facilitate the tax-advantaged acquisition of additional correctional and detention facilities from private owners, although the Company has no present plan to acquire any particular facility. In the event the Company undertakes such an acquisition, it is contemplated that the owner of such a facility would become a Limited Partner in the Operating Partnership and would be issued units of limited partnership interests under the Operating Partnership, representing an equal undivided fractional share of each item of the Operating Partnership's income, gain, and loss and in distribution of the Operating Partnership's assets (the "Units," and the holder thereof, a "Unitholder") therein as the consideration, in whole or in part, for the Unitholder's transfer of the facility to the Operating Partnership. It is also contemplated that the Unitholder would be given the right after a period of time to exchange Units in the Operating Partnership for cash based upon their fair market value or, at the Company's option, for Common Shares on a one-for-one basis. It is also contemplated that substantially all the Company's assets may be owned indirectly through the Operating Partnership so that one Unit in the Operating Partnership would generally correspond economically to one Common Share. In order to accomplish such objective, and while the Company has no present plan to issue Units to a private prison owner, the current structure using the Operating Partnership is being utilized, rather than the Company taking title to the Initial Facilities, in order to avoid in the future a re-transfer of the Initial Facilities to such a partnership, and the incurrence at that time of associated transfer and other costs, which would likely be necessary or advisable in order to offer a private owner a tax-advantaged acquisition vehicle. Currently, the Company and CPT LP are the only partners in the Operating Partnership and possess the power unilaterally to amend and restate the Partnership Agreement (as hereinafter defined). The Company does not intend to use the Operating Partnership (or any partnership which is owned by the Operating Partnership (the "Subsidiary Partnership") as a vehicle for tax-advantaged acquisitions unless it receives an opinion of tax counsel to the Company that such use would not result in the disqualification of the Company as a REIT, including an opinion that the Operating Partnership (or any Subsidiary Partnership) would not be treated for federal income tax purposes as an association taxable as a corporation or a publicly-traded partnership.

         OPERATING PARTNERSHIP AGREEMENT. The Operating Partnership is organized as a Delaware limited partnership pursuant to the terms of the partnership agreement which includes the Company, as general partner, and both the Company and CPT LP as the initial limited partners (the "Partnership Agreement"). Pursuant to the Partnership Agreement, the Company, as the sole general partner of the Operating Partnership (the "General Partner"), has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, and the Company and CPT LP, in their capacity as the Limited Partners, have no authority to transact business for, or participate in the management activities or decisions of, the Operating Partnership. Generally, any amendment to the Partnership Agreement may be made by the General Partner, including, without limitation, amendments that (i) add to the obligations of the General Partner, (ii) reflect the admission, substitution or withdrawal of partners, (iii) reflect the issuance of additional partnership interests issued by the Operating Partnership, (iv) reflect a change that does not adversely affect Limited Partners and (v) are necessary to satisfy legal requirements. The consent of each adversely affected partner is required for any amendment that would require any partner to make additional capital contributions or restore any negative balance in its capital account, or which amendment would convert a limited partnership interest into a general partnership interest, affect a Limited Partner's liability or right to receive distributions or that would dissolve the Operating Partnership prior to December 31, 2048 (other than as a result of certain mergers or consolidations). The Partnership Agreement requires that the Operating Partnership be operated in a manner that will enable the Company to satisfy the requirements for being classified as a REIT.





STRUCTURE OF THE COMPANY

         The following diagram sets forth the structure of the Company:


     ------------------------------
     CORRECTIONAL PROPERTIES TRUST
            (THE "COMPANY")
     ------------------------------

                            100%
    98%       1%     --------------------
  LIMITED  GENERAL          CPT
  PARTNER  PARTNER   LIMITED PARTNER INC.                 ---------------------------------
    AND                  ("CPT LP")                       WACKENHUT CORRECTIONS CORPORATION
                     --------------------                    ("WACKENHUT CORRECTIONS")(2)
                                             RENTS        ----------------------------------
                                    1%
                                 LIMITED          LEASES
                                 PARTNER

                                                                 SUBLEASES          RENTS
     -----------------------------
                 CPT
      OPERATING PARTNERSHIP L.P.                  RENTS          -----------------------
     (THE "OPERATING PARTNERSHIP")                                 WCC RE HOLDINGS LLC
     -----------------------------           LEASES              (SUCCESSOR BY MERGER TO
                                                                  WCC RE HOLDINGS, INC.)
                                                                 ("WCCRE LLC")(1),(3),(4)
                                                                 ------------------------

-----------------------

(1) Following the consummation of the IPO, WCCRE Inc., a wholly-owned subsidiary of Wackenhut Corrections, was merged with and into WCC RE Holdings LLC ("WCCRE LLC"), which was formed as a wholly-owned subsidiary of Wackenhut Corrections, with WCCRE LLC being the surviving entity. WCCRE Inc. and WCCRE LLC are sometimes referred to together herein as "WCCRE."

(2) The Operating Partnership leased the following Initial Facilities to Wackenhut Corrections: the Queens Facility, the Aurora Facility, the Hobbs Facility and the Karnes Facility.

(3) The Operating Partnership leased the following Initial Facilities to WCCRE, each of which were in turn subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility.

(4) The provisions of certain existing facility operating agreements between Wackenhut Corrections and the respective contracting governmental entities afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the facility operating agreement upon the occurrence of certain events. In such instances, Wackenhut Corrections has entered into a sublease for the subject facility with WCCRE, a wholly-owned subsidiary of Wackenhut Corrections, with WCCRE as the lessor and Wackenhut Corrections as the lessee. The contracting governmental entity has the right to assume the rights of Wackenhut Corrections under such sublease on early termination of the operating agreement for the relevant facility. However, even if a government entity elects to exercise its right to assume a sublease relating to a facility, Wackenhut Corrections is nevertheless liable to the Company under the master lease relating to such facility. See "Subleases."

  THE OWNED FACILITIES AND OPTION FACILITIES.

  THE OWNED FACILITIES

         The Initial Facilities acquired by the Company in connection with the IPO and the Lee County Correctional Facility (the "Hobbs Facility" and together with the Initial facilities, the "Owned Facilities") acquired by the Company on October 30, 1999 were purchased for an aggregate cash purchase price of approximately $139.5 million. The Company has leased the Owned Facilities to Wackenhut Corrections or its subsidiary (and Wackenhut Corrections will continue to operate such Owned Facilities) pursuant to the leases, which have initial terms of 10 years and provide for aggregate initial annual rents of approximately $13.2 million. Throughout the terms of these leases, the base annual rents escalate by the Base Rent Escalation. The Owned Facilities are located in six states and have an aggregate design capacity of 3,754 beds. The following table sets forth certain information with respect to the Owned Facilities as of December 31, 1998:

                                                             DESIGN             EXPIRATION
                                                            CAPACITY                OF
                                                               AND     FACILITY  FACILITY                FACILITY      INITIAL
                           TYPE OF   CONTRACTING  SECURITY  OCCUPANCY   OPENING  OPERATING     RENEWAL    PURCHASE       ANNUAL
FACILITY AND LOCATION      FACILITY    ENTITY     LEVEL(1)   RATE(2)     DATE    AGREEMENT    OPTIONS      PRICE       BASE RENT
---------------------      --------   ----------  --------  ---------  -------- -----------   -------    ---------     ---------

Aurora INS Processing
   Center............     INS          INS(3)     Minimum/   300/85%     May       May         Four      $7,828,775   $   743,734
   (the "Aurora           Processing              Medium                 1997      1999        One-
   Facility")             Center                                                               Year
   Aurora, CO

McFarland Community
   Correctional Facility  Pre-Release  CDOC(4)    Minimum/   224/99%     February  June         --        7,020,219       666,921
   (the "McFarland        Center                  Medium                 1988      2001
   Facility")
   McFarland, CA

Queens Private
   Correctional
   Facility..........     INS          INS(5)     Minimum/   200/76%     March     June        Two       14,732,071     1,399,547
   (the "Queens           Detention               Medium                 1997      1999(8)     One-
   Facility")             Facility                                                             Year
   New York, NY


Central Valley Community
   Correctional Facility  Adult        CDOC       Minimum/   550/89%     December  December     --       17,590,995     1,671,145
   (the "Central Valley   Correctional            Medium                 1997      2007
   Facility")             Facility
   McFarland, CA


Golden State Community
   Correctional Facility  Adult        CDOC      Minimum/    550/88%     December  December     --       17,555,536     1,667,776
   (the "Golden State     Correctional           Medium                  1997      2007
   Facility")             Facility
   McFarland, CA


Desert View Community
   Correctional Facility  Adult        CDOC      Minimum/    550/88%     December  December     --       16,864,731     1,602,149
   (the "Desert View      Correctional           Medium                  1997      2007
   Facility" and          Facility
   together with the
   Golden State
   Facility and the
   Central Valley
   Facility, the
   "California
   Facilities")
   Adelanto, CA


Broward County Work
   Release Center....     Work Release Broward   Non-        300/99%(6)  February  February    Unlimited 15,128,724     1,437,229
   (the "Broward County   Center       County    Secured                 1998      2003(9)     Two-
   Facility")                          and                                                     Year
   Broward County, FL                  BSO(6)


Karnes County
   Correctional
   Center............     Adult        Karnes    Multi-      480/85%     January   Varies      Varies    16,320,000     1,550,400
   (the "Karnes           Correctional County    Security                1996
   Facility")             Facility
   Karnes County, TX





Lea County Correctional
Facility (the "Hobbs
Facility")                State        Lea       Multi-      600/100%    May       May         Annual    26,446,624     2,512,429
Hobbs, NM                 Prison       County    Security    -------     1998      2001                ------------   -----------

Total/Weighted Average                                       3,754/90%                                 $139,487,674   $13,251,330
                                                             ========                                  ============   ===========

--------------------
(1) Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2) Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of December 31, 1999. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of Wackenhut Corrections or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)  The United States Immigration and Naturalization Service.

(4)  The State of California Department of Corrections.

(5) The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy)

(6) The Broward County Sheriff's Office. While the actual physical occupancy rate was 99% as of December 31, 1998, the Broward County Sheriff's office has guaranteed payment based on a 100% occupancy rate. Accordingly, the designated occupancy rate is 100%.

         ADULT CORRECTIONAL FACILITIES. Adult correctional facilities are used to house adult inmates on a permanent basis for the duration of their sentences. The adult correctional facilities acquired by the Company include the Karnes Facility, the Central Valley Facility, the Golden State Facility and the Desert View Facility.

         The Karnes Facility is a medium security correctional facility located in Karnes, Texas with a design capacity of 480 beds. The facility is situated on approximately 12 acres and contains approximately 77,000 square feet. Wackenhut Corrections owns an adjacent parcel of unimproved land containing approximately 30 acres at a total cost of $60,000. Wackenhut Corrections began operating this facility in January 1998 under an interim operating agreement with Karnes County and has subsequently negotiated a long-term operating agreement with Karnes County which expires in 2008.

         The Central Valley Facility and the Golden State Facility are medium security facilities located on adjacent properties in McFarland, California. The Central Valley Facility is situated on approximately 19 acres, and the Golden State Facility is situated on approximately 33 acres. Each facility contains approximately 95,901 square foot structure with a design capacity of 550 beds. Construction of each of the Central Valley Facility and Golden State Facility was completed in December 1997. Wackenhut Corrections has contracted with the CDOC to operate each such Facility, which contracts expire in December 2007.

         The Desert View Facility is located in Adelanto, California and is a medium security facility. The facility is situated on approximately 16 acres and contains approximately 95,901 square feet with a design capacity of 550 beds. Construction of the facility was completed in December 1997. Wackenhut Corrections has contracted with the CDOC to operate this facility, which contract expires in December 2007.

         The Hobbs Facility is a new high-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 600 beds. Construction was completed in May 1998. Wackenhut Corrections has contracted with Lea County to operate the facility, which contract expires in May 2001.

         PRE-RELEASE CENTER. A pre-release center is a minimum to medium security facility for inmates nearing parole, offering inmates basic education and pre-employment training as well as alcohol and drug abuse treatment and counseling. The pre-release center acquired by the Company is the McFarland Facility.

         The McFarland Facility is located in McFarland, California. The facility is situated on approximately 5 acres, and contains approximately 35,000 square feet. The facility currently has a design capacity of 224 beds. Wackenhut Corrections has contracted with the CDOC to operate the facility, which contract expires in June 2001.

         DETENTION FACILITIES. Detention facilities are used to house undocumented aliens for the INS and are classified as minimum to medium security facilities. The detention facilities acquired by the Company include the Aurora Facility and the Queens Facility.

         The Queens Facility is located on approximately 1.34 acres in New York, New York. The facility has a design capacity of 200 beds and contains approximately 61,400 square feet. Wackenhut Corrections began operating the facility in June 1997, and is presently operating the facility under a management contract with the INS which expires in January 2002.

         The Aurora Facility is located on approximately 46 acres in Aurora, Colorado. Originally designed to accommodate 150 beds, the facility was expanded in 1992 to contain a design capacity of 300 beds. The approximately 66,000 square foot medium security facility is operated under a management agreement entered into between the INS and Wackenhut Corrections which expires in October 2002.

         WORK RELEASE CENTERS. A work release center is an access-controlled community residential center which houses court-ordered residents who work in the community and participate in programs and residential services at the center. The work release center to be acquired by the Company is the Broward Facility.

         The Broward Facility is located in Pompano Beach, Florida and is used to house residents participating in the Broward County Work Release Program. The facility is located on approximately ten acres and is designed to accommodate 300 beds. The approximately 86,500 square foot structure is operated under a management agreement between Broward County, the Sheriff of Broward County and Wackenhut Corrections, which expires in February 2003, but which provides for options in favor of the Sheriff of Broward County to extend the management contract for successive two year terms.

         With exception to Aurora INS Processing Center and McFarland Community Correctional Facility, all of the Company's facilities are deemed "significant" because they each account for 10% or more of the Company's total assets as of December 31, 1998. For federal income tax purposes, the basis will be equal to their purchase price by the Company. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight line method, which equates to a rate of 2.5%. Real estate taxes will be paid by Wackenhut Corrections pursuant to the terms of the Leases.

         THE OPTION FACILITIES. The Option Facilities are located in three states and have an aggregate design capacity of 2,256 beds. The following table sets forth certain information with respect to the Option Facilities as of December 31, 1998. Unless otherwise noted, the Company will own fee title to the Option Facilities, free and clear of any material liens, upon acquisition thereof.




                                                                             ANTICIPATED    ANTICIPATED
                                                                                DESIGN         LEASE
                                  TYPE OF     CONTRACTING    SECURITY            (BED)         TERM
     FACILITY AND LOCATION        FACILITY       ENTITY        LEVEL           CAPACITY       (YEARS)
     ---------------------        --------    -----------    --------       -------------    -----------
Michigan Youth Correctional
   Facility (the "Michigan
   Facility")..................   Juvenile      MDOC(1)       Maximum             480            10
   Lake County, MI                Correctional
                                  Facility

Jena Juvenile Justice Center
   (the "Jena Facility").......   Juvenile      LDOC(2)       Multi-              276            10
   Jena, LA                       Correctional                Security
                                  Facility

Lawton Correctional Facility
   (the "Lawton Facility").....   Prison        ODOC(3)(4)    Medium            1,500            10
   Lawton, OK

                                                                                -----
Total(5).......................                                                 2,256
                                                                                =====

---------------------

(1) State of Michigan Department of Management and Budget for the Department of Corrections.

(2)  State of Louisiana Department of Public Safety and Corrections.

(3)  State of Oklahoma Department of Corrections.

(4) Wackenhut Corrections commenced construction of this facility in August 1997 and in April 1998 was awarded a contract for up to 1,500 beds at the facility by the ODOC. The Company exercised its option to acquire, and consummated the purchase of, this facility on January 15, 1999.

(5)  State of New Mexico Department of Corrections.


         The Michigan Facility is located in Lake County, Michigan and is situated on approximately 99 acres. This approximately 163,250 square foot facility contains a design capacity of 480 beds. Construction of the Michigan Facility is anticipated to be completed during the fourth quarter of 1999. The State of Michigan has awarded Wackenhut Corrections an operating agreement for a term of five years from the opening of the facility. Wackenhut Corrections is currently finalizing the terms of the operating agreement with the State of Michigan.

         The Jena Facility is located in Jena, Louisiana and is used to house juvenile inmates. The facility is situated on approximately 100 acres, consists of an approximately 62,400 square foot structure and has a capacity for 276 beds. The Jena Facility is operated by Wackenhut Corrections under an operating agreement with the State of Louisiana, the term of which is subject to certain qualifications more fully discussed in "Subleases--The Jena Facility."

         The Lawton Facility is located in Lawton, Oklahoma and is used as a medium security prison. The facility is situated on 160 acres. The approximately 406,000 square foot structure contains a design capacity for 1,500 beds. Oklahoma state law requires that the operating agreement contain a provision granting the Oklahoma Department of Corrections the option at the beginning of each fiscal year to purchase the facility at a predetermined price, which must be negotiated and included in a schedule or formula to be contained in the operating agreement. Wackenhut Corrections has agreed in the lease for the Lawton Facility to pay any shortfall to the Company in the event the purchase option is exercised by the State of Oklahoma and the purchase price paid by the State of Oklahoma is less than the net book value of the Lawton Facility as shown on the Company's books and records at the time the purchase option is exercised.

LEASES AND SUBLEASES

         Simultaneous with the Company's acquisition of the Owned Facilities (and, if acquired, the Option Facilities), the Company leased such facilities either directly to Wackenhut Corrections or to WCCRE, which in turn subleased such facilities to Wackenhut Corrections. The sublease structure is used in those instances where Wackenhut Corrections is required by a contracting governmental entity in connection with the award of a facility operating agreement to afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the operating agreement upon the occurrence of certain events. Generally, in those instances where a sublease is created for the contracting governmental entity (or its designated replacement operator) to assume, the term of the sublease is commensurate with the term of the operating agreement originally entered into between Wackenhut Corrections and the governmental entity thereby affording the governmental entity the ability to plan and effectuate an orderly relocation of its inmates to another facility in the event of early termination of its operating agreement with Wackenhut Corrections. However, regardless of whether the sublease structure is created for an individual facility, Wackenhut Corrections, at all times, remains primarily liable to the Company under the leases.

         Because the leases are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of such governmental entities or allow Wackenhut Corrections the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals ("RFP"). Therefore, in such instances Wackenhut Corrections requests that the Company enter into the lease with WCCRE Inc., which in turn enters into a more basic fixed rental rate sublease with Wackenhut Corrections, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to the Company's review and approval. The Company has leased the following Owned Facilities to WCCRE Inc., each of which in turn are subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility.
The Company has leased the following Owned Facilities, directly to Wackenhut
Corrections: the Queens Facility, the Aurora Facility, the Hobbs Facility and the Karnes Facility.

         LEASES

         The Company leases each of its facilities (including all Owned Facilities and, if acquired, Option Facilities) to Wackenhut Corrections or to WCCRE. Each such facility is the subject of a separate lease that incorporates the provisions of a master lease (the "Master Lease") between the Company and Wackenhut Corrections. The lease of each such facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease of each such facility provides for an initial term of 10 years (the "Fixed Term") and may be extended by Wackenhut Corrections for three additional five-year terms beyond the Fixed Term (the "Extended Terms") at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, an individual lease will be automatically extended on the same terms (including the then applicable base rent and Base Rent Escalation) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. The Fixed Term and Extended Terms under each lease shall be subject to earlier termination upon the occurrence of certain contingencies described in the lease. Any additional Future Facilities will be leased upon terms and conditions substantially similar to the above-described leases except that the rental rate in the case of any Future Facility acquired during the first five years following the IPO will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such agreement, by binding arbitration or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or in the absence of such an agreement, as determined by binding arbitration.

         USE OF THE FACILITIES. Each lease permits Wackenhut Corrections to operate the leased property solely as a correctional or detention facility, unless otherwise mutually agreed upon by the Company and Wackenhut Corrections. Wackenhut Corrections has the responsibility under each lease to obtain and maintain all licenses, certificates and permits in order to use and operate the respective facility and to provide the Company with evidence of compliance with this obligation.

         AMOUNTS PAYABLE UNDER THE LEASES; NET PROVISIONS. During the Fixed Term and the Extended Terms, Wackenhut Corrections is required to pay annual base rent ("Annual Base Rent") in monthly installments. The initial Annual Base Rent for each Owned Facility has been determined by calculating a figure which would yield 9.5% on the purchase price of such Initial Facility. The initial Annual Base Rent for the Aurora Facility is $743,734, for the McFarland Facility is $666,921, for the Queens Facility is $1,399,547, for the Central Valley Facility is $1,671,145, for the Golden State Facility is $1,667,776, for the Desert View Facility is $1,602,149, for the Broward Facility is $1,437,229, for the Karnes Facility is $1,550,400 and for the Hobbs Facility is $2,512,429. Annual Base Rent for each leased property will be increased each year by the Base Rent Escalation.

         Each lease of a leased property is what is commonly known as a triple-net lease or absolute net lease, under which Wackenhut Corrections is required to pay Annual Base Rent and any additional charges related to the leased property, including every fine, penalty, interest expense and cost which may be added for nonpayment or late payment thereof, all taxes, assessments and levies, excises, fees, and all other government charges with respect to each leased property, and all charges for utilities and services, including, without limitation, electricity, telephone, trash disposal, gas, oil, water, sewer, communication and all other utilities used in each leased property.

         MAINTENANCE, MODIFICATION AND CAPITAL ADDITIONS. Under each lease, Wackenhut Corrections is required, at its sole cost and expense, to maintain each leased property in good order, repair and appearance and will make structural and non-structural, interior and exterior, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep such leased property in good order and repair. The Company is not required to build or rebuild any improvements to any leased property, or to make any repairs, replacements, alterations, restorations or renewals to any leased property.

         Wackenhut Corrections, at its sole cost and expense, may make alterations, additions, changes and/or improvements to each leased property, provided that with respect to an improvement which has a cost of more than $500,000 or which, when aggregated with the cost of all such improvements for any individual leased property in the same lease year, would cause the total cost of all such improvements to exceed $1,000,000 (each such threshold amount increasing 4% per year, cumulatively) the value and primary intended use of such leased property (determined in the Company's reasonable judgment) is not impaired and the prior written consent of the Company is obtained. All machinery, equipment, furniture, furnishings, and other personal property (except certain excluded proprietary property) installed at the expense of Wackenhut Corrections on any leased property, is required to remain the property of Wackenhut Corrections until the expiration or earlier termination of the lease, at which time the Company will have an option to purchase such property at appraised fair market value, as determined pursuant to terms of the master lease, upon such expiration or termination. However, the Company's option in certain cases may be subject to a contracting governmental entity's superior right to acquire all or a portion of such removable personal property under the terms of its operating contract with Wackenhut Corrections.

         Each lease provides that, at the request of Wackenhut Corrections, the Company may construct one or more new buildings or other improvements to a particular leased property which are not normal or recurring to the maintenance of such leased property (a "Capital Addition"). A Capital Addition to a leased property may necessitate an amendment to an existing lease or new lease agreement setting forth any changes in the premises, rent, or other similar terms of the lease as a result of the Capital Addition. In certain situations, a Capital Addition to a leased property may be made directly by Wackenhut Corrections and financed by third parties with the prior written consent of the Company. In the case of a Capital Addition not undertaken or financed by the Company, the Company has an option to acquire and lease back to Wackenhut Corrections such Capital Addition for a period of one year following the date Wackenhut Corrections first receives inmates or detainees in such Capital Addition. The purchase price of such Capital Addition is required to be 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the Total Facility Cost of such Capital Addition. Fair market rental rates for a Capital Addition acquired or undertaken by the Company is required to be as mutually agreed upon by the Company and Wackenhut Corrections, and in the absence of such an agreement, as determined by binding arbitration.

         INSURANCE. Each lease provides that Wackenhut Corrections is required to maintain insurance on each leased property under Wackenhut Corrections' insurance policies providing for the following coverages: (i) fire, vandalism, earthquake and malicious mischief, extended coverage perils, and all physical loss perils, (ii) comprehensive general public liability (including personal injury and property damage), (iii) loss of rental value or business interruption and (iv) workers' compensation. Under each lease, the Company has the right to periodically review Wackenhut Corrections' insurance coverage and provide input with respect thereto. Management of the Company believes that the insurance coverage currently maintained by Wackenhut Corrections on each Owned Facility is adequate in scope and amount and expects that adequate insurance will be maintained by Wackenhut Corrections on each such facility in the future. The Company is required to be named on such policies as an additional insured or loss payee, as the case may be.

         ENVIRONMENTAL MATTERS. Each lease provides that Wackenhut Corrections makes various representations and warranties relating to environmental matters with respect to each leased property. Each lease also requires Wackenhut Corrections to indemnify and hold harmless the Company and any holder of a mortgage, deed of trust or other security agreement on a leased property (a "Company Mortgagee") from and against all liabilities, costs and expenses imposed upon or asserted against the Company or the leased property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of the leased property. The leases provide, however, that Wackenhut Corrections shall not be liable with respect to matters or events that arise after the commencement date of the applicable lease as a result of the gross negligence or intentional misconduct of the Company.

         ASSIGNMENT AND SUBLETTING. The leases provide that with certain exceptions for service agreements for portions of the leased property in favor of various licensees providing incidental services customarily associated with or incidental to the operations of the leased property, Wackenhut Corrections may not, without the prior written consent of the Company, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer (except to an affiliate of Wackenhut Corrections) any lease or any interest therein, or all or any part of the leased property. The leases further state that except as provided in connection with governmental subleases meeting certain requirements such consent may be granted or withheld by the Company in its sole discretion. An assignment of a lease will be deemed to include any change of control (a "Change of Control") of Wackenhut Corrections, as if such Change of Control were an assignment of the lease. A "Change of Control" of Wackenhut Corrections means, for purposes of the leases, the sale by Wackenhut Corrections of a controlling interest in Wackenhut Corrections, or the sale or other transfer of all or substantially all of the assets of Wackenhut Corrections. A Change of Control also means any transaction pursuant to which Wackenhut Corrections is merged with or consolidated into another entity, and Wackenhut Corrections is not the surviving entity. The leases further provide that no assignment or sublease will in any way impair the continuing primary liability of Wackenhut Corrections under the leases. The Company will not unreasonably withhold its consent to subleases in favor of governmental entities which are required in connection with an award of an operating contract to Wackenhut Corrections, provided that, among other requirements, (i) any such subleases are inferior and subordinate to the Company's interest in the facility and (ii) the term of the sublease does not extend beyond the term of the lease between the Company and Wackenhut Corrections.

         In addition, if requested by Wackenhut Corrections in order to respond to a RFP for an operating agreement, the Company may agree to provide nondisturbance agreements in favor of governmental entities pursuant to which the Company will agree to recognize and leave the rights of any such governmental sub-tenant undisturbed in the event of a termination of the lease, but only upon a determination by the Company that the provisions of any such governmental subleases are acceptable in the Company's sole and absolute discretion.

         DAMAGE TO, OR CONDEMNATION OF, A LEASED PROPERTY. In the event of any damage or destruction to any facility, Wackenhut Corrections has the obligation to fully repair or restore the same at Wackenhut Corrections' expense, with the Annual Base Rent, real estate taxes and other impositions on the particular facility being proportionately abated during the time of restoration, but only to the extent of any rental interruption insurance proceeds actually received by the Company. If any facility is damaged to such an extent that 50% of the inmate beds at the leased facility are rendered unusable, and if Wackenhut Corrections has fully complied with the insurance obligations with respect to such facility (including maintaining insurance against loss of rents), Wackenhut Corrections may terminate the lease of that facility upon turning over all insurance proceeds and payment of any deductible or uninsured loss with respect to such facility to the Company. Additionally, if the facility is damaged within the last 24 months of the lease term and cannot be restored within six months of the date of the damage, either the Company or Wackenhut Corrections may terminate the lease. However, if Wackenhut Corrections exercises an option to extend the lease term, the Company may not terminate upon such casualty damage or destruction.

         In the event of a condemnation or taking of any leased property neither party shall be obligated to compensate the other for any damage or loss suffered as a consequence of such a taking. In the event of a partial taking, Wackenhut Corrections is obligated to repair the portion not taken, if the same does not render the leased property unsuitable for Wackenhut Corrections' then use and occupancy, but only to the extent of the condemnation award. The total condemnation award shall be payable to the Company, except that Wackenhut Corrections may recover its business damages, the value of its trade fixtures, personal property and improvements which are not capital additions purchased or financed by the Company and the value of its leasehold interest.

         INDEMNIFICATION GENERALLY. Under each lease, Wackenhut Corrections indemnifies, and is obligated to save harmless, the Company from and against any and all demands, claims, causes of action, fines, penalties, damages (including consequential damages), losses, liabilities (including strict liability), judgments, and expenses (including, without limitation, reasonable attorneys' fees, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of each leased property;
(ii) any activity, work, or thing done, or permitted or suffered by Wackenhut Corrections in or about the leased property; (iii) any acts, omissions, or negligence of Wackenhut Corrections or any person claiming under Wackenhut Corrections, or the contractors, agents, employees, invitees, or visitors of Wackenhut Corrections or any such person; (iv) any claim of any person incarcerated, held or detained in the leased property, including claims alleging breach or violation of such person's civil or legal rights; (v) any breach, violation, or nonperformance by Wackenhut Corrections or the employees, agents, contractors, invitees, or visitors of Wackenhut Corrections, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of Wackenhut Corrections, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of Wackenhut Corrections; (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property; and (viii) any improvements to the leased property in order to comply with the requirements of the ADA.

         Under each lease, the Company indemnifies, and is obligated to save harmless, Wackenhut Corrections from and against all liabilities, costs and expenses (including reasonable attorneys' fees) imposed upon or asserted against Wackenhut Corrections as a result of the Company's gross negligence or intentional misconduct.

         EVENTS OF DEFAULT. An event of default will be deemed to have occurred under the Master Lease and any individual Lease if Wackenhut Corrections fails to perform any covenant and does not diligently undertake to cure the same after 30 days' notice from the Company; if the interest of Wackenhut Corrections in any leased property is levied upon or attached and is not discharged in a specified period of time; or if any representation or warranty of Wackenhut Corrections is incorrect. An event of default will be deemed to have occurred under the Master Lease and all of the leases, if, among other things, Wackenhut Corrections fails to pay any rent within 15 days after notice of non-payment from Company; if any bankruptcy proceedings are instituted by or against Wackenhut Corrections and, if against Wackenhut Corrections, such bankruptcy proceedings are not dismissed within 90 days; if any material part of the property of Wackenhut Corrections is levied upon or attached in any proceeding and not discharged within a specified period of time; if Wackenhut Corrections defaults in any payment of any obligations for borrowed money having a principal balance in excess of $25.0 million; or if Wackenhut Corrections is the subject of a non-appealable final judgment in an amount greater than $10.0 million, which is not covered by insurance or discharged by Wackenhut Corrections within a specified period of time.

         In the event of any event of default referable to a specific leased property, the Company may evict Wackenhut Corrections from such leased property and either terminate the lease or re-let the leased property. However, the Company will have certain duties to mitigate its losses in the exercise of such remedies. In either event, Wackenhut Corrections shall remain responsible for the rental value of such leased property for the remainder period of the term in excess of rents received by the Company from any successor occupant. Alternatively, at the Company's option, the Company will be entitled to recover all unpaid Rent then due plus the present value of the Rent for the unexpired term at the time of the award, subject to the Company's obligation to deliver and pay-over to Wackenhut Correction any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by Wackenhut Corrections. In addition, the Company may exercise any other rights that it may have under law. In the event the Company evicts Wackenhut Corrections from a leased property, the Master Lease will remain in full force and effect for all other leased properties. With respect to Wackenhut Correction's failure to timely pay Rent and with respect to certain nonmonetary events of default under the master lease, the Company shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.

         The leases will be governed by and construed in accordance with Florida law (but not including Florida's conflict of laws rules) except for certain procedural laws which must be governed by the laws of the location of each leased property. Because the facilities are located in various states, the leases may be subject to restrictions imposed by applicable local law. Neither the Master Lease nor any of the other agreements entered into by Wackenhut Corrections in connection with the Formation Transactions prohibits or otherwise restricts the Company's ability to lease properties to parties (domestic or foreign) other than Wackenhut Corrections.

         SUBLEASES

         The provisions of certain existing operating agreements awarded to Wackenhut Corrections for the Owned Facilities afford the governmental entity a right to assume an existing sublease of the subject facility created between WCCRE and Wackenhut Corrections (or to designate another facility operator to assume such sublease) at a fixed rental rate in the event of early termination of the operating agreement upon the occurrence of certain events. The rental payments and other material terms of these existing subleases differ from comparable provisions of the leases, and there is no requirement that the governmental entity or its designee comply with the provisions of the leases. In such cases, Wackenhut Corrections will, nevertheless, remain primarily liable to the Company under the leases.

         Concurrently with the conveyance of certain of the Owned Facilities, the Company has opened, and in connection with the conveyance of certain of the Option Facilities and the execution of the leases with respect thereto, the Company will agree, to recognize and leave undisturbed such rights of the governmental entities. Such subleases are presently in effect with respect to the Broward Facility, the McFarland Facility, the Central Valley Facility, the Desert View Facility, and the Golden State Facility. In the case of the Michigan Facility, the Company will recognize and leave undisturbed the rights of the State of Michigan under an existing sublease with Wackenhut Corrections in the event the option relating to such facility is exercised by the Company. Wackenhut Corrections has agreed that the term of the individual leases between Wackenhut Corrections and the Company for these facilities will be automatically extended, if necessary, in order to insure that the lease between the Company and Wackenhut Corrections will be commensurate with the term of any such subleases. Some of the material differences between the terms and provisions of the existing subleases and the leases are discussed below.

         THE BROWARD FACILITY SUBLEASE. WCCRE has entered into a sublease (the "Broward Sublease") with Wackenhut Corrections for the use of the Broward Facility. In connection with the IPO, the Company entered into a lease with WCCRE pursuant to which it will recognize and agree to leave undisturbed the Broward Sublease. While the Broward Sublease is a triple-net lease, the annual rent payable under the Broward Sublease is below the annual rent payable under the relevant lease and the provisions of the sublease are generally not as favorable to the lessor as the comparable provisions of the relevant lease. If the operating agreement between Wackenhut Corrections and Broward County is terminated for a reason other than a default by Wackenhut Corrections during the initial five-year term expiring in February 2003, the Broward County Sheriff is required under the operating agreement to assume the obligations of Wackenhut Corrections under the Broward Sublease through February, 2003, and in the event of such assumption, may exercise the three consecutive five year renewal options contained in the Broward Sublease. Wackenhut Corrections will nevertheless remain obligated to the Company for performance under the lease for the entire term of the Broward Sublease. If Wackenhut Corrections defaults on its obligations under the lease, the Company will be required to permit the Broward County Sheriff to occupy the Broward Facility under the terms of the Broward Sublease at a rental rate and upon terms which are not as favorable to the Company as those of the lease.

         THE CALIFORNIA FACILITIES SUBLEASES. WCCRE has entered into a series of subleases (collectively the "California Subleases") with Wackenhut Corrections for the use of the California Facilities. In connection with the IPO, the Company entered into a series of leases with WCCRE pursuant to which it will recognize and agree to leave undisturbed the California Subleases. Except for the base rent, the terms and provisions of each of the California Subleases are identical. With the exception of the sublease of the McFarland Facility which expires January 1999, the term of each of the California Subleases is 120 months expiring December 16, 2007 and is coterminous with a ten year facility operating agreement entered into between Wackenhut Corrections and the State of California for each such facility. Each of the California Subleases provides for certain "termination rights" in favor of the State of California under which the State of California has the option, in the event of early termination of the operating agreement between the State of California and Wackenhut Corrections, to cause Wackenhut Corrections' interest under each of the California Subleases to be assigned to the State of California or to a replacement operator approved by the State. The California Subleases may not be modified without the prior written approval of the State of California. While the California Subleases are triple-net leases, the provisions of such subleases are generally not as favorable to the lessor as the comparable provisions of the relevant leases. If Wackenhut Corrections defaults on its obligations under the leases, the Company will be required to permit the contracting government entity to occupy the California Facilities under the provisions of the sublease. The annual base rent under the sublease is not subject to adjustment for cost of living increases or any other reason. As a result, the annual rent payable under the California Subleases may, during some portion of the term of the applicable master leases, fall below the annual rent payable under such leases. Wackenhut Corrections will nevertheless remain obligated to the Company for performance under such leases for the entire term of the California Subleases.

         THE MICHIGAN FACILITY SUBLEASE. Wackenhut Corrections entered into a lease agreement (the "Michigan Sublease") with the State of Michigan in January 1998 for an initial term of twenty years to commence on the later to occur of September 1, 1999 or occupancy of the Michigan Facility (estimated to occur no later than November 1, 1999). The lease may be extended at the option of the State of Michigan for two consecutive five year terms. The annual base rent is payable monthly at a fixed rate for the entire term and is subject to annual adjustments only in the amount of any increase or decrease in the cost of insurance, taxes, maintenance and repair (excluding building system replacement costs) after the base year ending August 31, 2000. The Michigan Sublease contains broad indemnification provisions obligating Wackenhut Corrections to indemnify the State of Michigan for any actions taken by it on the premises and for any breach in the performance of its obligations under the Michigan Sublease. The Michigan Sublease grants the State of Michigan the right to terminate the Michigan Sublease upon the occurrence of certain events, including nonappropriation. In the event the operating agreement with Wackenhut Corrections is terminated during the term of the Michigan Sublease, the State of Michigan has the unilateral right to appoint a replacement operator of the Facility. If Wackenhut Corrections defaults on its obligations under the lease for the Michigan Facility, the Company will be required to permit the State of Michigan to continue to occupy the facility under the terms of the Michigan Sublease which would result in the Company receiving reduced rental income from this facility. In addition, the provisions of the Michigan Sublease are not as favorable to the lessor as comparable provisions of the lease.

         The State of Michigan is also granted an option to purchase the facility under the Michigan Sublease at any time after the first five years of the term at a price equal to the replacement cost less depreciation. Wackenhut Corrections will agree in the lease for this facility that Wackenhut Corrections will pay the shortfall to the Company in the event the purchase option is exercised and the purchase price paid by the State of Michigan is less than the net book value of the Michigan Facility as shown on the Company's books and records at the time the purchase option is exercised.

         The Michigan Sublease requires the consent of the State of Michigan prior to a transfer of ownership of the Facility. The Company will not exercise its option to acquire the Michigan Facility unless and until it has received such required consent.

         THE JENA FACILITY. In March 1997, Wackenhut Corrections acquired, by assignment, all of the right, title and interest of the LaSalle Parish Hospital District No. 2 (the "Hospital District") under a Cooperative Endeavor Agreement dated January 30, 1995 (the "Louisiana Operating Agreement") entered into between the LDOC and the Hospital District. The Louisiana Operating Agreement contemplates the construction of at minimum a 276-bed juvenile correctional facility through the issuance of bonds secured by a mortgage on the Jena Facility (the "Mortgage Debt"). The contemplated Mortgage Debt for the facility was not obtained and Wackenhut Corrections, upon its acquisition of the interest of the Hospital District under the Louisiana Operating Agreement, privately financed the cost of construction of the facility. The Louisiana Operating Agreement, however, provides that the LDOC may elect to assume the operation of the facility if Wackenhut Corrections fails to cure operational defects, upon the condition that the LDOC assumes payment of principal, interest and other obligations under the contemplated Mortgage Debt. In addition, the term of the Louisiana Operating Agreement was intended to be commensurate with the contemplated 25 year Mortgage Debt. The Option Agreement for this facility requires Wackenhut Corrections to use reasonable efforts to obtain a clarification from the State of Louisiana acknowledging the private ownership and financing of the Jena Facility. If the Company is not satisfied with the terms of any such amendment to the Louisiana Operating Agreement or other clarification, it may elect not to exercise its option to purchase this facility.

RELATIONSHIP WITH WACKENHUT CORRECTIONS CORPORATION

         Wackenhut Corrections is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. Wackenhut Corrections was founded in 1984 by Dr. George C. Zoley as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to the reports on privatization from the Private Corrections Project Center of the University of Florida (the "Privatization Report"), Wackenhut Corrections is the second largest provider of privatized correctional and detention services in the United States and the largest provider of such services abroad, based upon the number of beds under management. As of December 31, 1998, Wackenhut Corrections had 52 correctional and detention facilities under contract or award, of which 40 were in operation with an aggregate design capacity of 35,707 beds and an average occupancy rate of 96.6% (with many of such facilities being leased by Wackenhut Corrections from the contracting government entity).

         Wackenhut Corrections offers governmental entities a comprehensive range of correctional and detention facility management services, ranging from individual consulting projects to the integrated design, development and management of such facilities. In addition to providing the fundamental residential services relating to the security of facilities and the detention and care of inmates, Wackenhut Corrections has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education and job and life skills training. Additionally, Wackenhut Corrections is continuously seeking to expand into complementary services such as work release programs, youth detention services and prisoner transport services. Wackenhut Corrections believes that its experience in delivering a full range of high-quality correctional and detention facility management services on a cost-effective basis to government agencies provides such agencies strong incentives to choose Wackenhut Corrections when awarding new contracts or renewing existing contracts.

         Wackenhut Corrections, or a subsidiary thereof, is the lessee of, and will continue to operate, each of the Owned Facilities and, if acquired, the Option Facilities. Wackenhut Corrections is expected to sell additional correctional and detention facilities to the Company in the future and to enter into long-term, non-cancelable, triple-net leases with the Company with respect to those facilities. It is not currently contemplated that Wackenhut Corrections or any of its affiliates will provide administrative or other services to the Company.

THE BANK CREDIT FACILITY

         To ensure that the Company has sufficient liquidity to conduct its operations, in October 1998, the Company obtained from the NationsBank, N.A. a $100 million bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility may be used to finance the acquisition of additional correctional and detention facilities (including the Option Facilities and the Future Facilities), the expansion of existing facilities and for working capital requirements. The Bank Credit Facility has a term of five years secured by the Company's facilities, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company's facilities or the aggregate of the appraised value of such facilities (the "Total Value"). Under the terms of the Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 95% of net income (subject to certain adjustments) in any calendar year or 100% of funds available for distribution in any calendar quarter. Borrowings under the Bank Credit Facility bear interest at a variable rate equal to (subject to certain exceptions): (w) LIBOR plus 125 basis points if the Company's total outstanding indebtedness is less than 25% of the Total Value; (x) LIBOR plus 150 basis points if the Company's total outstanding indebtedness is greater than 25% but less than or equal to 35% of the Total Value; (y) LIBOR plus 175 basis points if the Company's total outstanding indebtedness is greater than 35% but less than or equal to 40% of the Total Value, and (z) LIBOR plus 200 basis points if the Company's total outstanding indebtedness is greater than 40% of the Total Value but less than or equal to 50% of the Total Value; in each case, calculated based on interest periods of one, two, three or six months at the option of the Operating Partnership. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Bank Credit Facility, the Company paid fees of approximately $2.2 million. As of December 31, 1998, the amount of outstanding indebtedness under the Bank Credit Facility was $9.0 million. As of March 19, 1999, primarily as a result of purchasing the Lawton Facility and an expansion of the Hobbs Facility, the amount of outstanding indebtedness under the Bank Credit Facility was $73.0 million.

COMPETITION

         The facilities are, and any additional correctional and detention facilities acquired by the Company will be, subject to competition for inmates from private prison managers and possibly governmental entities. The number of inmates in a particular area could have a material effect on the revenues of the Company's correctional and detention facilities. In addition, revenues of the Company's correctional and detention facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. The Company is subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

GOVERNMENT REGULATION

         CORRECTIONS INDUSTRY REGULATIONS. The corrections industry is subject to federal, state and local regulations in the United States which are administered by a variety of regulatory authorities. Generally, prospective providers of corrections services must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations, including education, health care and safety regulations. Correctional and detention management contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. State law also typically requires corrections officers to meet certain training standards. In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require the Company to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

         ENVIRONMENTAL MATTERS. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner's ability to sell such real estate or to borrow funds if the borrower is using such real estate as collateral. Neither the Company, Wackenhut

Corrections nor any of their affiliates has been notified by any government authority of any material non-compliance, liability or other claim in connection with any of the Owned Facilities or Option Facilities and neither the Company, Wackenhut Corrections nor any of their affiliates is aware of any other environmental condition with respect to any of the Facilities that is likely to be material to the Company. Phase I environmental assessments have been obtained for all of the Owned Facilities and Option Facilities. No assurance can be given that such investigation would reveal all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to the Company or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability or limitation on use of properties. The leases provide that Wackenhut Corrections will indemnify the Company for certain potential environmental liabilities at the Company's facilities. See "Item 1. Business-Leases-Environmental Matters."

         AMERICANS WITH DISABILITIES ACT. The facilities are subject to the Americans with Disabilities Act of 1990, as amended (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities, such as correctional facilities, be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Receipt of a satisfactory ADA compliance report is required prior to the Company's acquisition of each such facility. Nonetheless, under the master leases, Wackenhut Corrections is required to make any necessary modifications or improvements to comply with the ADA and to indemnify the Company from any liabilities in connection therewith.

TAX CONSIDERATIONS AND TAX STATUS OF THE COMPANY

         The Company intends to make an election to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 95% of its annual real estate investment trust taxable income. Although the Company believes it operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal or tax considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Trustees to revoke the REIT election if the Board of Trustees and the holders of two-thirds of all outstanding shares of beneficial interest of the Company determine that such factors make it no longer beneficial to qualify as a REIT.

POLICIES AND OBJECTIVES WITH RESPECT TO CERTAIN ACTIVITIES

         The following is a discussion of the Company's investment objectives and policies, financing policies and policies with respect to certain other activities. These policies are determined by the Board of Trustees and may be amended or revised from time to time at the discretion of the Board of Trustees without a vote of the Company's shareholders.

         INVESTMENT POLICIES. The Company focuses its investments on the acquisition or development of facilities directly from, or on behalf of, Wackenhut Corrections or its affiliates or other private prison managers or government entities in the United States. Additionally, the Company may pursue other opportunities as well, including investment opportunities abroad and in facilities unrelated to the correctional and detention industry. The Company may also invest in other facilities or excess land to the extent necessary to acquire a facility. The Company applies the following general guidelines in evaluating potential investments in correctional and detention facilities: (i) completion of the construction of the facility, (ii) execution of a government contract for the operation of the facility, and (iii) documentation of adequate inmate occupancy levels. Although these investment guidelines are not compulsory but merely advisory, management of the Company has no present intent to acquire any facility until construction is completed.

         Subject to the general investment guidelines referenced above, the Company considers a variety of specific factors in evaluating potential investments in correctional or detention facilities, including: (i) the reputation and creditworthiness of the current owner, manager or developer of the facility, (ii) the proposed terms for purchasing the facility, (iii) the proposed terms for leasing the facility, including rental payments and lease term, (iv) the quality of construction of the facility, (v) the quality of operations at an existing facility or the quality of other operations of a prison manager for a new facility, (vi) the relationship between the prison manager and the contracting government entity, and (vii) the status of existing facilities as facilities accredited by the American Correctional Association (the "ACA"). The ACA is a multi-disciplinary organization of professionals representing all levels and facets of the corrections and criminal justice industry, including federal, state and military correctional facilities in prisons, county jails and detention centers, probation and parole agencies, and community corrections/half-way houses. Comprised of 70 chapters and affiliated organizations, as well as individual members numbering more than 20,000, the ACA serves as the umbrella organization for all areas of corrections, and provides a broad base of expertise in this industry.

         The Company may purchase or lease properties for long-term investment, expand and improve the facilities presently owned or sell such properties, in whole or in part, when circumstances warrant. The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over the equity interest of the Company.

         While the Company emphasizes equity real estate investments, it may, in its discretion, invest in mortgages, equity or debt securities of other REITs or partnerships and other real estate interests. Mortgage investments may include participating in convertible mortgages. The Company has not, and has no intention to, purchase securities of, or interests in, other entities engaged in real estate activities.

         There are no limitations on the percentage of the Company's assets that may be invested in any one property, venture or type of security. The Board of Trustees may establish limitations as it deems appropriate from time to time, including limitations necessary to maintain the Company's qualification as a REIT. No limitations have been set on the number of properties in which the Company will seek to invest or on the concentration of investments in any one geographic region.

         DISPOSITION POLICIES; WACKENHUT CORRECTIONS' RIGHT OF FIRST REFUSAL. The Company has no current intention to dispose of any of the Facilities, although it reserves the right to do so if the Board of Trustees determines that such action would be in the best interests of the Company. Wackenhut Corrections shall have a right of first refusal with respect to any sale of the Facilities. See "The Formation Transactions" and "Leases" for a more detailed discussion of the terms and conditions of Wackenhut Corrections' right of first refusal.

         FINANCING POLICIES. The Company presently intends to maintain its Debt Policy (measured at the time a borrowing occurs), which requires a ratio of total consolidated indebtedness to total market capitalization of 50% or less. The Board of Trustees may, however, from time to time reevaluate this policy and decrease or increase such ratio accordingly. The Company determines its financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. The Company has established the $100 million Bank Credit Facility which may be used to finance the acquisition of additional correctional and detention facilities (including the Option Facilities and the Future Facilities), the expansion of existing facilities and for working capital requirements. If the Board of Trustees determines that additional funding is desirable, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.

         Indebtedness incurred by the Company may be in the form of publicly or privately placed debt instruments or financings from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the facilities owned by the Company. There are no limits on the number or amounts of mortgages or other interests which may be placed on any one facilities. In addition, such indebtedness may be with or without recourse to all or any part of the facilities of the Company or may be limited to the particular facility to which the indebtedness relates. The proceeds from any borrowings may be used for the payment of distributions, and working capital or to refinance indebtedness or to finance acquisitions, expansions or developments of new facilities.

         In the event that the Board of Trustees determines to raise additional equity capital, the Board of Trustees has the authority, without shareholder approval, to issue additional Common Shares or Preferred Shares of the Company. The Bylaws require the approval of at least two-thirds of the members of the Board of Trustees for the Company to issue equity securities, other than Common Shares issued (a) for at least the fair market value thereof at the time of issuance as determined in good faith by a majority of the Board of Trustees, (b) pursuant to any share incentive or option plans of the Company, or (c) in a bona fide underwritten public offering managed by one or more nationally recognized investment banking firms. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering could cause a dilution of a shareholder's investment in the Company.

         WORKING CAPITAL RESERVE POLICIES. The Company maintains working capital reserves (and when not sufficient, access to borrowings) in amounts that the Board of Trustees determines to be adequate to meet normal contingencies in connection with the operation of the Company's business and the management of its investments.

         CONFLICTS OF INTEREST POLICIES. The Company has adopted certain policies designed to minimize potential conflicts of interest. However, there can be no assurance that these policies always have been or will be successful in eliminating the influence of such conflicts. The Declaration of Trust requires that at least a majority of the members of the Board of Trustees be comprised of "Independent Trustees," defined therein as individuals who qualify as trustees but who are neither an officer nor an employee of the Company or its affiliates, nor a director, trustee, officer or employee of, or other person who has a material financial interest in, any of (i) The Wackenhut Corporation or Wackenhut Corrections, or (ii) any lessee or tenant of a facility owned by the Company or by the Company's affiliates, or (iii) any owner, lessee or tenant of any facility financed by the Company or by the Company's affiliates, other than any such owner, lessee or tenant which is an affiliate of the Company, or (iv) any management company operating any facility owned or financed by the Company or by the Company's affiliates, or (v) an affiliate of any of the foregoing. The Declaration of Trust provides that such provisions relating to Independent Trustees may be amended with the approval by the shareholders by the affirmative vote of two-thirds of all of the votes entitled to be cast on such matters. In addition, the Bylaws provide that the selection of operators for the Company's facilities and the entering into and consummation of any agreement or transactions with Wackenhut Corrections or its affiliates, including, but not limited to, the negotiation, enforcement and renegotiation of the terms of any lease of any of the Company's facilities with such parties, be approved by the Company Independent Committee which must consist solely of Independent Trustees.

         OTHER POLICIES. The Company operates in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not
(i) invest in the securities of other issuers for the purpose of exercising control over such issuer, (ii) underwrite securities of other issuers or (iii) trade actively in loans or other investments.

         Although it does not currently intend to do so, the Company may make investments other than as previously described, provided that such investments do not disqualify the Company from its REIT status. The Company may repurchase or otherwise reacquire Common Shares or any other securities it may issue and may engage in such activities in the future. The Board of Trustees has no present intention of causing the Company to repurchase any of the Common Shares, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations. Although it may do so in the future, the Company has not issued Common Shares or any other securities in exchange for property, nor has it reacquired (other than the 1,000 founder's shares) any of its Common Shares or any other securities. The Company may make loans to third parties, including, without limitation, to its officers and to joint ventures in which it decides to participate. Such loans generally require the approval of the Board of Trustees, and loans to Wackenhut Corrections and its affiliates or to a joint venture in which Wackenhut Corrections participates require the approval of the Company Independent Committee.

         At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT and the Board of Trustees shall endeavor to take no action which disqualifies the Company as a REIT or otherwise causes the revocation of the Company's election to be taxed as a REIT without the affirmative vote of the holders of not less than two-thirds of the shares of the Company entitled to vote on such matter.

SUBSEQUENT EVENTS

         On January 15, 1999, the Company acquired the first of the Option Facilities, the Lawton Correctional Facility (the "Lawton Facility") in Lawton, Oklahoma with a design capacity of approximately 1,500 beds for approximately $46 million.

ITEM 2. PROPERTIES.

         For a description of the facilities owned and leased by the Company, see "Item 1. Business." The Company also leases 1,800 square feet of office space at an annual rent of $41,105. The term of such lease expires on April 30, 2000.

ITEM 3. LEGAL PROCEEDINGS.

         Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional or detention facility, but may also be brought against the owner. Although the Company is not currently a party to any legal proceeding, it is possible that in the future the Company could become a party to such proceedings. Wackenhut Corrections is a party to certain litigation relating to the Company's facilities arising in the ordinary course of operations. The Company does not believe that such litigation, if resolved against Wackenhut Corrections, would have a material adverse effect upon its business, financial position or results of operations. All of the leases between Wackenhut Corrections and the Company provide that Wackenhut Corrections is responsible for claims based on personal injury and property damage at the Company's facilities and require Wackenhut Corrections to maintain insurance for such purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since April 23, 1998, the Company's Common Shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "CPV." The following table sets forth the range of high and low sales prices for the Common Shares for the period from April 23, 1998 to December 31, 1998, as reported by NYSE.

                                                COMMON SHARES
                                       -------------------------------
                                         HIGH                    LOW
                                       -------                 -------
Second Quarter                         23 7/16                 19 3/16
Third Quarter                          21  5/8                 13 5/8
Fourth Quarter                         20                      15

         As of March 19, 1999, there were 7,130,000 shares of Common Shares outstanding, held by 40 shareholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Shares as nominees for a significant number of beneficial owners.

RECENT SALES OF REGISTERED SECURITIES

         In connection with the Company's IPO, the Company's Registration Statement on Form S-11 (No. 333-46681) (the "Registration Statement") was declared effective on April 22, 1998. Pursuant to such Registration Statement, on April 28, 1998, the Company sold 6,200,000 shares of Common Stock at a price of $20 per share. The managing underwriters for this sale of Common Stock were Salomon Smith Barney, Prudential Securities Incorporated, SBC Warburg Dillon Reed Inc., Genesis Merchant Group Securities and SunTrust Equitable Securities (collectively, the "Underwriters"). On May 13, 1998, pursuant to the Underwriters' over-allotment option, the Company sold an additional 930,000 shares of Common Stock at a price of $20 per share. All of the securities offered by the Registration Statement were sold in the offering and thereafter the offering terminated.

         The aggregate gross proceeds to the Company in connection with the offering were approximately $142.6 million. The total expenses incurred in connection with the offering, including underwriting discounts and commissions, and fees for registration, legal, accounting, transfer agent, printing and other miscellaneous fees, were approximately $11.9 million, resulting in net offering proceeds of approximately $130.7 million to the Company. Such net proceeds were contributed to the Operating Partnership in exchange for the Company's 100% interest therein. The Operating Partnership subsequently used the net proceeds received from the Company as follows: (i) approximately $113.0 million were used to purchase the eight Initial Facilities, (ii) the remaining amount of approximately $19.6 million were used to assist in purchasing the Hobbs Facility for a total cost of $26.5 million; and (iii)for working capital. Pending the described uses, the remaining net proceeds have been invested in short-term investments.

DISTRIBUTIONS

         Subsequent to the IPO, the Company has paid regular quarterly distributions to its shareholders. The Board of Trustees, in its sole discretion, has determined the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. The Company's first distribution, for the period from the closing of the IPO through June 30, 1998, was $0.25 per Common Share, representing a pro rata distribution of the anticipated regular quarterly distribution of $0.35 per share for a full quarter, which on an annualized basis, represents an initial anticipated distribution rate of $1.40 or approximately 7.0% of the Offering Price. The Company has paid two additional distributions. On November 18, 1998, the Company paid a $0.35 per Common Share distribution to shareholders of record on November 4, 1998. In addition, on February 18, 1999 the Company paid a $0.35 per Common Share distribution to shareholders of record on February 4, 1999.

         The Company has established the initial annual distribution rate based on the Company's estimate of cash available for distribution for the twelve months following the consummation of the IPO, by adding (i) the Company's estimate of the funds from operations for the year ended December 31, 1997, based upon the pro forma contractual rental revenue and related real estate depreciation for the two Initial Facilities that were operational for the full year ended December 31, 1997 and the four Initial Facilities that were operational for a portion of the year ended December 31, 1997; (ii) the Company's estimate of the amount necessary to annualize the sum of the contractual rental income, net of related real estate depreciation, and the Company's estimate of the related real estate depreciation for the year ended December 31, 1997 for the four Initial Facilities that were operational for some portion of such year, based upon the contractual rental revenue payable on account of such facilities; and (iii) an amount equal to the sum of the Company's estimate of the contractual rental income, net of related real estate depreciation, and the Company's estimate of the related real estate depreciation for the two Initial Facilities that became operational during February 1998, based upon the contractual rental revenue payable on account of such facilities. None of the Initial Facilities were owned or operated by the Company and none of the leases were in effect prior to consummation of the IPO. All such Initial Facilities were operated by Wackenhut Corrections prior to consummation of the IPO. The estimate of cash available for distribution is being made solely for the purpose of setting the initial distribution and is not intended to be a forecast of the Company's results of operations or liquidity, nor is the methodology upon which such adjustments were made necessarily intended to be a basis for determining future distributions.

         The Company believes that in order to facilitate a clear understanding of the operating results of the Company, funds from operations should be examined in conjunction with the Company's financial statements and information included elsewhere in this Report. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), consistently applied and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's funds from operations are not comparable to funds from operations reported by other REITs that do not define the term using the current National Association of Real Estate Investment Trusts ("NAREIT") definition or that interpret the current NAREIT definition differently than does the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below as of the Company's quarters ended June 30, 1998, September 30, 1998 and December 31, 1998 and year ended December 31, 1998 are derived from the Company's consolidated financial statements. The Company's consolidated balance sheet as of December 31, 1998 and consolidated statement of operation for the period ended December 31, 1998 appear elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations," and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.


                                                    2nd Quarter      3rd Quarter      4th Quarter      Period Ended
As of or for the Period Ended:                         6/30/98*          9/30/98         12/31/98         12/31/98*
-------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
Revenue                                                   2,139            3,099            3,390             8,628
Net Income                                                1,305            2,080            2,001             5,386
Weighted Average Common Shares
   Outstanding, Diluted                                   4,844            7,130            7,130             5,546
Net Income per Share, Diluted                              0.27             0.29             0.28              0.97

Funds from Operations                                     1,765            2,736            2,775             7,276





Funds from Operations per Share, Diluted                   0.36             0.38             0.39              1.31

DIVIDENDS

Cash Distribution per Share                                  --    $        0.25    $        0.35     $        0.60

BALANCE SHEET DATA

Real Estate Properties, Net                                                                                 137,597
Total Assets                                                                                                142,764
Total Debt                                                                                                    9,000
Total Shareholders' Equity                                                                                  131,999
--------------------------------------------------------------------------------------------------------------------

 *   Operations commenced April 28, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

         The Company was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and leasing such facilitates to experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs).

         The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. The Owned Facilities are privately managed facilities that are operated by Wackenhut Corrections. However, the Company is pursuing other acquisition opportunities, including correctional facilities owned and operated by various government entities and private operators other than Wackenhut Corrections.

         The Company and Wackenhut Corrections have a strategic relationship whereby the Company has the right to purchase certain correctional and detention facilities from Wackenhut Corrections and lease the facilities back to Wackenhut Corrections, which will continue to operate the facilities.

         Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities from Wackenhut Corrections; and (ii) interest earned from the temporary investment of funds in short-term investments.

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

         The Company anticipates leveraging its portfolio of real estate equity investments and expects to incur long and short-term indebtedness, and related interest expense in order to grow revenue, net income, and Funds From Operations.

         The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

HISTORY

         On April 28, 1998 the Company completed its IPO of 6,200,000 Common Shares.

         Simultaneous with the completion of the IPO, the Company acquired the Initial Facilities located in five states with an aggregate design capacity of 3,154 beds from Wackenhut Corrections for an aggregate purchase price of $113.0 million:

                  Aurora INS Processing Center
                  Aurora, Colorado;

                  McFarland Community Correctional Facility
                  McFarland, California;

                  Queens Private Correctional Facility
                  New York, New York;

                  Central Valley Community Correctional Facility
                  McFarland, California;

                  Golden State Community Correctional Facility
                  McFarland, California;

                  Desert View Community Correctional Facility
                  Adelanto, California;

                  Broward County Work Release Center
                  Broward County, Florida; and

                  Karnes County Correctional Center
                  Karnes County, Texas.

         On May 13, 1998, the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 Common Shares outstanding, resulting in a total of 7,130,000 shares outstanding. The 7,130,000 Common Shares were issued at an IPO price of $20.00 per share, generating gross proceeds of approximately $142.6 million. The aggregate proceeds to the Company, net of underwriters' discount of approximately $9.9 million and offering costs of approximately $1.9 million, were approximately $130.7 million.

         On October 30, 1998, the Company completed the acquisition of the 600-bed medium security Hobbs Facility for approximately $26.5 million from Wackenhut Corrections.

FINANCIAL CONDITION

  RESULTS OF OPERATIONS


         The Company consummated the IPO, purchased the eight Initial Facilities and began operations on April 28, 1998. Accordingly, rental and interest revenue and operating expenses including depreciation were generally recognized by the Company during the period from April 28, 1998 through December 31, 1998.

         During 1998, rental revenues of $8.1 million were generated from the leaseback to Wackenhut Corrections of the nine Owned Facilities, eight purchased April 28, 1998 with proceeds of the Offering and one facility (the Hobbs Facility) purchased October 30, 1998.

         Interest income of $0.5 million was earned during the year by investing in short-term instruments bearing interest between 4% and 6%.

         Depreciation of real estate properties totaled $1.9 million for the period ended December 31, 1998.

         General and administrative expenses incurred during the period ended December 31, 1998 were approximately $1.1 million, or 13% of lease revenues. These expenses consisted primarily of management salaries and benefits, and professional and other administrative costs.

         The Company incurred interest expense of $0.3 million for the period ended December 31, 1998 on funds borrowed under the Company's Bank Credit Facility.

  LIQUIDITY AND CAPITAL RESOURCES

         Upon completion of the IPO, the Company received approximately $130.7 million in net proceeds. The Company used these funds to purchase the eight Initial Facilities at a cost of $113.0 million. On October 30, 1998 the Company purchased the Hobbs Facility for approximately $26.5 million.

         The Company invested cash on hand in interest-bearing accounts and other short-term, interest-bearing securities.

         The Company expects to meet its short-term liquidity requirements through its working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company are leased under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the Leases.

         The Bank Credit Facility will enable the Company to borrow up to $100 million generally at floating rates between 125 to 200 basis points over LIBOR. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's compliance with a number of covenants. As of December 31, 1998 $9.0 million had been drawn on the Bank Credit Facility. Subsequent to December 31, 1998, the Company made additional borrowings under the Bank Credit Facility to finance the acquisition of the 600-bed expansion to the Hobbs Facility for approximately $22.0 million, and the acquisition of the Lawton Correctional Facility for approximately $46.0 million.

         The Company has no commitments with respect to other capital expenditures. In addition, the Company has an option to acquire, at a similar price of up to 105% of cost, and lease back to WCC, any correctional or detention facility which Wackenhut Corrections acquires or has the right to acquire, subject to certain limitations.

         The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a moderate ratio of debt to total capitalization, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

  YEAR 2000 READINESS DISCLOSURE

         The year 2000 issue is the result of shortcomings in many electronic data processing systems and other equipment that make operations beyond the year 1999 troublesome. The internal clocks in computers and other equipment will not roll over from "12/31/99" to "01/01/00" and programs and hardware, if not corrected, will be unable to distinguish between the year 2000 and the year 1900. This may result in processing data inaccurately or in stopping data processing altogether.

         The Company's year 2000 compliant process may be described in three phases. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. Based on current information, both of these phases have been completed.

         The Company is in the final stage of validation of its systems. Validation involves testing the systems. The Company expects that all systems will be tested before the end of the second quarter 1999.

         The Company has incurred and will continue to incur expenses related to year 2000 compliance. These costs include time and effort if internal staff and consultants for validation. The total costs, funded from working capital and not considered material, for achieving year 2000 compliance, are estimated to be less than $5000.

         These total estimated costs exclude payroll costs of internal staff related to year 2000 compliance as the Company does not separately track such costs. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's year 2000 efforts.

         The state of year 2000 readiness for third parties with which the Company shares a material relation, such as banks and vendors used by the Company, is being reviewed by management. At this time, the Company is unaware of any third party year 2000 issues that would materially effect these relations. Wackenhut Corrections has informed the Company that it has several information system initiatives under way including the replacement of certain of Wackenhut Correction's computer systems to be year 2000 compliant.

         While the Company expects to be year 2000 compliant in 1999 for all major systems, there can be no assurance that defects will not be discovered in the future. The Company is assessing its risk and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In conjunction with the validation phase the Company is developing contingency plans and expects to complete them in 1999.

  FUNDS FROM OPERATIONS

         Management believes Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, FFO provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

         The Company computes FFO in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the Company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements.

         Operations commenced on April 28, 1998. The following table presents the Company's FFO and cash available for distribution for the periods indicated:

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of correctional and detention facilities. The Company is subject to interest rate risk on its existing Bank Credit Facility and any future financing requirements.

         As of December 31, 1998, $9,000,000 had been drawn on the Bank Credit Facility at a rate of 6.29% through March 30, 1999. No indebtedness greater than three months in duration exists as of December 31, 1998.

         The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity at market rates, (iii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants and (iv) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements for the year ended December 31, 1998 and the respective notes thereto, is set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Correctional Properties Trust Consolidated Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheet at December 31, 1998

                  Consolidated Statement of Income for the period from February
                    18, 1998 (inception) to December 31, 1998

                  Consolidated Statement of Shareholders Equity for the period from February 18, 1998 (inception) to December 31, 1998

                  Consolidated Statement of Cash Flows for the period from
                    February 18, 1998 (inception) to December 31, 1998

                  Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
TO  CORRECTIONAL PROPERTIES TRUST:

We have audited the accompanying consolidated balance sheet of Correctional Properties Trust (a Maryland trust) and subsidiaries as of December 31, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the period from February 18, 1998 (Inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Correctional Properties Trust and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the period from February 18, 1998 to December 31, 1998 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


West Palm Beach, Florida,
   January 21, 1999.

CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except share amounts)

                                                       DECEMBER 31, 1998
------------------------------------------------------------------------
ASSETS

REAL ESTATE PROPERTIES, AT COST
     CORRECTIONAL AND DETENTION FACILITIES                 $139,487
     LESS - ACCUMULATED DEPRECIATION                         (1,890)
                                                           ---------
          NET REAL ESTATE PROPERTIES                        137,597

CASH AND CASH EQUIVALENTS                                     2,325
DEFERRED FINANCING COSTS                                      2,094
OTHER ASSETS                                                    748
                                                           --------
         TOTAL ASSETS                                      $142,764
------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      $    661
DEFERRED REVENUE                                              1,104
REVOLVING LINE OF CREDIT                                      9,000
                                                           --------
         TOTAL LIABILITIES                                   10,765
                                                           --------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY

      PREFERRED SHARES, $.001 PAR VALUE;
     50,000,000 SHARES AUTHORIZED;
          NONE OUTSTANDING                                       --
     COMMON SHARES, $.001 PAR VALUE;
     150,000,000 SHARES AUTHORIZED;
          7,130,000 SHARES ISSUED AND OUTSTANDING                 7
     CAPITAL IN EXCESS OF PAR VALUE                         130,884
     BALANCE OF UNDISTRIBUTED INCOME                          1,108
                                                           --------
         TOTAL SHAREHOLDERS' EQUITY                         131,999
                                                           --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $142,764
------------------------------------------------------------------------

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ARE AN INTEGRAL PART OF THIS BALANCE SHEET.

CONSOLIDATED STATEMENT OF INCOME
Period from February 18, 1998 (Inception) to December 31, 1998
(Amounts in thousands, except share amounts)

------------------------------------------------------------------------
REVENUES
      RENTAL                                                    $8,132
      INTEREST                                                     496
                                                                ------
                                                                 8,628
                                                                ------

EXPENSES
      DEPRECIATION                                               1,890
      GENERAL AND ADMINISTRATIVE                                 1,052
      INTEREST                                                     300
                                                                ------
                                                                 3,242
                                                                ------
NET INCOME                                                      $5,386
------------------------------------------------------------------------

NET INCOME PER COMMON SHARE

      BASIC                                                     $ 0.97

      DILUTED                                                   $ 0.97
------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC             5,541

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED           5,546
------------------------------------------------------------------------

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Period from February 18, 1998 (Inception) to December 31, 1998
(Amounts in thousands)

                                      COMMON SHARES     CAPITAL IN     BALANCE OF
                                                        EXCESS OF    UNDISTRIBUTED
                                     SHARES   AMOUNT    PAR VALUE       INCOME       TOTAL
---------------------------------------------------------------------------------------------
Initial Capital Contribution             --      $--     $      3      $    --       $      3

Initial Public Offering of
   Shares, net of Issuance Costs      7,130        7      130,719           --        130,726

Non Cash Compensation Charge             --       --          162           --            162

Net Income                               --       --           --        5,386          5,386

Distributions to Shareholders            --       --           --       (4,278)        (4,278)
                                      -----      ---     --------      -------       --------

Balance, December 31, 1998            7,130      $ 7     $130,884      $ 1,108       $131,999
---------------------------------------------------------------------------------------------


          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

CONSOLIDATED STATEMENT OF CASH FLOWS
Period from February 18, 1998 (Inception) to December 31, 1998
(Amounts in thousands)

---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      NET INCOME                                                        $   5,386
      ADJUSTMENTS TO NET INCOME:
      DEPRECIATION OF REAL ESTATE PROPERTIES                                1,890
      OTHER AMORTIZATION                                                      271
      CHANGES IN ASSETS AND LIABILITIES:
      DEFERRED FINANCING COSTS                                             (2,203)
      OTHER ASSETS                                                           (748)
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   661
      DEFERRED REVENUE                                                      1,104
                                                                         --------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,361
                                                                         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     ACQUISITION OF REAL ESTATE PROPERTIES                               (139,487)
                                                                         --------

            NET CASH USED IN INVESTING ACTIVITIES                        (139,487)
                                                                         --------

CASH FLOWS FROM FINANCING ACTIVITIES
      INITIAL CAPITALIZATION                                                    3
      PROCEEDS FROM INITIAL PUBLIC OFFERING, NET OF OFFERING COSTS        130,726
      DISTRIBUTIONS TO SHAREHOLDERS                                        (4,278)
      PROCEEDS FROM REVOLVING LINE OF CREDIT                                9,000
                                                                         --------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                     135,451
                                                                         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,325
CASH AND CASH EQUIVALENTS, BEGINNING OF OPERATIONS                             --
                                                                         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   2,325

CASH PAID FOR INTEREST                                                  $     185
---------------------------------------------------------------------------------

          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THIS STATEMENT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31 1998

1. ORGANIZATION AND OPERATIONS

Correctional Properties Trust (the "Company") was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities. The Company operates in one industry segment in the United States.

On April 28, 1998, the Company commenced operations after completing its initial public offering (the "IPO") of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares resulting in a total of 7,130,000 shares outstanding. The 7,130,000 shares were issued at an IPO price of $20.00 generating gross proceeds of $142,600,000. The aggregate proceeds to the Company, net of underwriters' discount of $9,982,000 and offering costs of $1,892,000, were $130,726,000.

Simultaneous with the completion of the IPO, the Company acquired eight Initial Facilities located in five states with an aggregate design capacity of 3,154 beds from Wackenhut Corrections Corporation and certain of its subsidiaries (collectively, "WCC") for an aggregate purchase price of $113,000,000 (collectively, the "Formation Transactions").

As part of the Formation Transactions, the Company also entered into agreements with WCC to lease the Initial Facilities back to WCC pursuant to long-term, non-cancelable triple net leases (the "Leases") which require WCC to pay all operating expenses, taxes, insurance and other costs. The Leases provide for initial, annual base rents which aggregate $10,700,000, and provide for an initial term of 10 years that may generally be extended by WCC for three five-year terms at fair market rental rates. The Leases provide for a base rent equal to 9.5% of the total purchase price of each Initial Facility and annual rent escalations equal to the annual increase in the Consumer Price Index - All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the "CPI"), subject to a minimum annual increase of 3% during the first three years and a maximum annual increase of 4% throughout the term of the Leases.

On October 30, 1998, the Company completed the acquisition from WCC of the 600-medium security Lea County Correctional Facility in Hobbs, New Mexico (the "Hobbs Facility") for approximately $26,500,000. Further, the Company has entered into a Right to Purchase Agreement with WCC, pursuant to which the Company will have the right, during the fifteen years following the consummation of the IPO (so long as there are any leases in force between the Company and WCC), to acquire and lease back to WCC any future facilities subject to certain limited exceptions where the sale or transfer of ownership of a facility is previously restricted.

2.  BASIS OF PRESENTATION AND
  SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES

The consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Deferred Financing Costs

Deferred financing costs are being amortized on a straight-line basis over the five-year term of the loan. This method approximates the effective interest rate method.

Real Estate Properties

Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of 40 years for buildings and improvements.

As of December 31, 1998, the Company had investments in nine leased real estate properties totaling $139,500,000. Components of these real estate investments at cost are as follows:

Land and Land Improvements =  $8,100,000
Buildings and Improvements = $131,400,000

Long-Lived Assets

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of" requires that long-lived assets, including certain identifiable intangibles and the goodwill related to those assets, be reviewed for improvement whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition.

Leases and Rental Income

All leases are accounted for as operating leases. Lease revenue is earned on a straight-line basis over the lease term including the impact of the scheduled rent increases for the leases. Deferred revenue represents monthly rent received in advance from WCC. The annual minimum rent income to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 1998 are as follows:

(In thousands)
Fiscal Year                                   Annual Rental
-----------------------------------------------------------
       1999                                     $ 13,479
       2000                                       13,883
       2001                                       14,058
       2002                                       14,058
       2003                                       14,058
Thereafter                                        57,366
                                                --------
                                                $126,902
-----------------------------------------------------------

Federal Income Taxes

The Company will seek qualification as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code commencing with its taxable period ending December 31, 1998. As a result, management believes the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, accrued expenses and the revolving line of credit approximate fair value.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

Recent Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 1998, the Company's comprehensive income equaled its net income, as there were no adjustments to net income under SFAS 130.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value.

SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3. BANK CREDIT FACILITY

The Company has obtained a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand the existing facilities and for general working capital requirements. As of December 31, 1998, $9,000,000 had been drawn on the Bank Credit Facility at a rate of 6.29% based upon LIBOR plus an applicable margin through March 30, 1999. The Bank Credit Facility is subject to certain financial covenants and is secured by the nine existing facilities as of December 31, 1998. No indebtedness greater than three months in duration existed as of December 31, 1998. Subsequent to December 31, 1998, the Company made additional borrowings under the Bank Credit Facility to finance the acquisition of the 600 bed expansion to the Hobbs Facility for approximately $22,000,000 and the acquisition of the Lawton Correctional Facility for approximately $46,000,000.

4. SHARE OPTION AND INCENTIVE PLANS

The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers, key employees and consultants, as well as non-employee trustees. In conjunction with the IPO, the Company granted options with respect to 590,000 common shares. The exercise price for such options is the initial public offering price of $20.00. The term of such options is ten years from the date of grant. The 25,000 options granted to the non-employee trustees vested at the date of grant. One-fourth of the remaining 565,000 shares granted, vested immediately with the remaining options becoming exercisable ratably on the first, second, and third anniversary of the date of grant, respectively. The value of 240,000 options granted to non-employees is being charged to compensation expense over the life of the options. Shares remaining for issuance under the share incentive and non-employee trustees plan total 620,000 and 55,000, respectively.

A summary of the status of the Company's stock option plans, including their weighted average option exercise price, as of December 31, 1998, is presented below:

                                       SHARES            EXERCISE PRICE
-----------------------------------------------------------------------
Outstanding At Beginning of Year           --                    --

Options Granted                       590,000                $20.00

Options Exercised                          --                    --

Options Forfeited                          --                    --
                                      -------                ------

Outstanding at End of Year            590,000                $20.00
                                      -------                ------

Exercisable at End of Year            166,250                $20.00
-----------------------------------------------------------------------

Significant option groups outstanding at December 31, 1998, and related weighted average price and life information are as follows:

                                                    Exercise         Remaining Life
Grant Date       Outstanding      Exercisable        Price            Outstanding
-----------------------------------------------------------------------------------
4/28/98            590,000          166,250          $20.00           9.7 years
-----------------------------------------------------------------------------------

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for grants to employees. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option pricing model for options granted, the Company's pro forma net income, pro forma net income per share and pro forma weighted average fair value of options granted, with related assumptions, for the period from Inception to December 31, 1998, are as follows:

Pro Forma Net Income                   $4,999
Pro Forma Basic Earnings
   Per Share                           $ 0.90
Pro Forma Diluted Earnings
    Per Share                          $ 0.90
Pro Forma Weighted Average
    Fair Value of Options Granted      $ 2.42
Discount Interest Rate                   5.79%
Expected Life (Years)                      10
Expected Volatility                        23%
Quarterly Dividend Rate                     7%

5.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares after considering the additional dilution. The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):


          February 18 - December 31, 1998
------------------------------------------------
Basic EPS
     Net income                           $5,386
                                          ------
    Weighted average shares                5,541
                                          ------
    Per share - Basic                     $ 0.97

------------------------------------------------
Diluted EPS
    Net income                            $5,386
                                          ------
    Weighted average shares                5,541
    Effect of dilutive stock options           5
                                          ------
                                           5,546
                                          ------
    Per share - Diluted                   $ 0.97
------------------------------------------------

Options to purchase 590,000 shares of the Company's stock at $20.00 per share have been outstanding since February 20, 1998 but were not included in the computation of diluted EPS because their effect would be anti-dilutive. The options expire in the year 2008 and were still outstanding at December 31, 1998.

6. COMMITMENTS AND CONTINGENCIES

The nature of the Company's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

The Company leases office space and data processing equipment under non-cancelable operating leases expiring between 2000 and 2001. Rent expense for fiscal year ended December 31, 1998 was $27,403.

The minimum commitments under these obligations are as follows:

      Year                               Minimum Commitment
      ----                               ------------------
      1999                                    $57,000
      2000                                     29,000
      2001                                      5,000
Thereafter                                         --
-----------------------------------------------------------
                                              $91,000

7. SAVINGS PLAN:

The Company has a 401(k) retirement plan (the "401(k) Plan") covering all of the officers and employees of the Company. The 401 (k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401 (k) Plan. In addition, contributions of participants are matched by the Company in an amount equal to 50% of the participant's contribution up to a maximum of 6% of such person's compensation (a maximum of 3%). For the year ended December 31, 1998, the Company incurred costs of $6,027 in connection with the 401 (k) Plan.

8. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

--------------------------------------------------------------------------------------------------------
                                                    2nd Quarter         3rd Quarter         4th Quarter
Period Ended                                          6/30/98             9/30/98             12/31/98
                                                      -------             -------             --------
Revenue                                                 2,139               3,099               3,390

Net Income                                              1,305               2,080               2,001

Weighted Average Shares Outstanding, Diluted            4,844               7,130               7,130

Net Income Per Share, Diluted                            0.27                0.29                0.28

Total Assets                                          112,581             111,925             137,603

Cash Dividend Declared Per Common Share                    --                0.25                0.35
--------------------------------------------------------------------------------------------------------

9. SUBSEQUENT EVENTS

On January 21, 1999, the Board of Trustees declared a distribution of $0.35 per share for the quarter ended December 31, 1998, to shareholders of record on February 4, 1999. The distribution was paid on February 18, 1999 and represents a distribution for the period from October 1, 1998 through December 31, 1998.

On January 15, 1999, the Company completed the acquisition from WCC of the 600-bed expansion to the Hobbs Facility for approximately $22,000,000.

The Company also purchased from WCC on January 15, 1999 for approximately $46,000,000 the Lawton Correctional Facility.

WCC will leaseback the Hobbs and Lawton Facilities from the Company for an initial term of ten (10) years, with three (3) additional renewal options for terms of five (5) years each. The annual lease payments for the Hobbs Facility and the Lawton Expansion during the initial ten (10) year term will be approximately $6,4000,000, subject to annual cost of living adjustments set forth in the Purchase Agreement. The renewal terms will be determined by fair market rental rates.

   (2) The following financial statement schedules are filed as part of this Form 10-K:

         None.

   (3) See Exhibit Index included elsewhere herein.

(b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 31, 1999                          CORRECTIONAL PROPERTIES TRUST
                                                   (Registrant)

                                            By: /s/ Charles R. Jones
                                                --------------------------------
                                                    Charles R. Jones
                                                    Chief Executive Officer,
                                                    President and Trustee

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Jones and Patrick T. Hogan, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.


               SIGNATURE                                   TITLE                                     DATE
               ---------                                   -----                                     -----
/s/ Dr. George C. Zoley                            Chairman of the Board                         March 31, 1999
----------------------------------------------
        Dr. George C. Zoley

/s/ Richard R. Wackenhut                           Vice-Chairman of the Board                    March 31, 1999
----------------------------------------------
        Richard R. Wackenhut

/s/ George R. Wackenhut                            Trustee                                       March 31, 1999
----------------------------------------------
        George R. Wackenhut

/s/ Anthony P. Travisono                           Trustee                                       March 31, 1999
----------------------------------------------
        Anthony P. Travisono

/s/ Clarence E. Anthony                            Trustee                                       March 31, 1999
----------------------------------------------
        Clarence E. Anthony

/s/ Robert R. Veach, Jr.                           Trustee                                       March 31, 1999
----------------------------------------------
        Robert R. Veach, Jr.

/s/ James D. Motta                                 Trustee                                       March 31, 1999
----------------------------------------------
        James D. Motta

/s/ William M. Murphy                              Trustee                                       March 31, 1999
----------------------------------------------
        William M. Murphy

/s/ Patrick T. Hogan                               Vice-President, Chief Financial Officer,      March 31, 1999
----------------------------------------------     Secretary and Treasurer
        Patrick T. Hogan                           (Principal financial and accounting
                                                   officer)


                                INDEX TO EXHIBITS


NUMBER                           DESCRIPTION OF EXHIBITS
------                           -----------------------

3.1 Articles of Amendment and Restatement of Declaration of Trust of Correctional Properties Trust (1)

3.2   Amended and Restated Bylaws of Correctional Properties Trust (2)

3.3   Specimen of certificate representing the Common Shares (3)

4.1 Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of Correctional Properties Trust (included as Exhibits 3.1 and 3.2 hereof)

10.1 Agreement of Limited Partnership of Correctional Properties Trust Operating Limited Partnership L.P. (3)

10.2 Form of Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.3 Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.4 Form of Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.5 Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)+

10.6 Form of Trustee and Officer Indemnification Agreement between Correctional Properties Trust and its trustees and officers (3)

10.7  Correctional Properties Trust 1998 Employee Share Incentive Plan (4)+

10.8 Correctional Properties Trust 1998 Non-Employee Trustees' Share Option Plan (4)+

10.9  Correctional Properties Trust 1999 Employee Share Incentive Plan*+

10.10 Agreement of Sale and Purchase dated October 30, 1998 between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.11 Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership, L.P., Correctional Properties Trust, NationsBank, N.A., NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time (5)

21.1  List of Subsidiaries of Correctional Properties Trust (4)

23.1  Consent of Arthur Andersen LLP*

24.1  Powers of Attorney*

27.1  Financial Data Schedule

----------------
 *    Filed herewith.
 +    Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Registrant's Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2) Incorporated by reference to exhibit 3.4 to Amendment No. 1 to the Registrant's Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(3) Incorporated by reference to Amendment No. 1 to the Registrant's Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4) Incorporated by reference to Amendment No. 2 to the Registrant's Form S-11 (File No. 333-46681) filed with the Commission on April 8, 1998.

(5) Incorporated by reference to exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1998 filed with the Commission on November 16, 1998.