Form 10-Q
period 1999-03-31
CORRECTIONAL PROPERTIES TRUST
filed 1999-05-17
CIK 1056218

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q
                               -------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: March 31, 1999

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

                                   7,130,000
               (Outstanding shares of the issuer's common shares, $0.001 par value per share as of May 13, 1999)

================================================================================

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      INDEX

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
         Item 1.  Financial Statements

         a)    Consolidated Balance Sheets                                        3
               as of March 31, 1999 and December 31, 1998

         b)    Consolidated Statement of Income                                   4
               for the period from January 1, 1999 to March 31, 1999

         b)    Consolidated Statement of Cash Flows                               5
               for the period from January 1, 1999 to March 31, 1999

         c)    Notes to Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial               8
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures About                 11
                  Market Risk

PART II - OTHER INFORMATION

         Item 6.  Exhibits                                                       12

SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        MARCH 31,    DECEMBER 31,
                                                                          1999           1998
                                                                       (UNAUDITED)
ASSETS
REAL ESTATE PROPERTIES, AT COST
     CORRECTIONAL AND DETENTION FACILITIES                              $ 205,589    $ 139,487
     LESS - ACCUMULATED DEPRECIATION                                       (3,058)      (1,890)
                                                                        ---------     --------
         NET REAL ESTATE PROPERTIES                                       202,531      137,597

CASH AND CASH EQUIVALENTS                                                   1,959        2,325
DEFERRED FINANCING COSTS                                                    1,984        2,094
OTHER ASSETS                                                                  933          748
                                                                        ---------     --------
           TOTAL ASSETS                                                 $ 207,407    $ 142,764
                                                                        =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                  1,006          661
     DEFERRED REVENUE                                                       1,628        1,104
     REVOLVING LINE OF CREDIT                                              73,000        9,000
                                                                        ---------     --------
           TOTAL LIABILITIES                                               75,634       10,765
                                                                        ---------     --------

SHAREHOLDERS' EQUITY
     PREFERRED SHARES, $.001 PAR VALUE;
     50,000,000 SHARES AUTHORIZED;
          NONE OUTSTANDING                                                     --           --
     COMMON SHARES, $.001 PAR VALUE;
     150,000,000 SHARES AUTHORIZED;
          7,130,000 ISSUED AND OUTSTANDING                                      7            7
     CAPITAL IN EXCESS OF PAR VALUE                                       130,942      130,884
     BALANCE OF UNDISTRIBUTED INCOME                                          824        1,108
                                                                         --------     --------
           TOTAL SHAREHOLDERS' EQUITY                                     131,773      131,999
                                                                        ---------     --------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 207,407    $ 142,764
                                                                        =========    =========









           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



REVENUES
  RENTAL                                                              $        4,861
  INTEREST                                                                        11
                                                                      --------------
                                                                               4,872
                                                                      --------------
EXPENSES
  DEPRECIATION                                                                 1,168
  GENERAL AND ADMINISTRATIVE                                                     480
  INTEREST                                                                     1,012
                                                                      --------------
                                                                               2,660
                                                                      --------------

NET INCOME                                                            $        2,212
                                                                      ==============


NET INCOME PER COMMON SHARE

         BASIC                                                        $         0.31
                                                                      ==============
         DILUTED                                                      $         0.31
                                                                      ==============





WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC                           7,130
                                                                      ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED                         7,130
                                                                      ==============





















           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                                     $      2,212
     ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                                                  1,168
       OTHER AMORTIZATION                                                                    168
     CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                                                         (185)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                 345
       DEFERRED REVENUE                                                                      524
                                                                                    ------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                       4,232
                                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     ACQUISITION OF REAL ESTATE INVESTMENTS                                              (66,102)
                                                                                    ------------
           NET CASH USED IN INVESTING ACTIVITIES                                         (66,102)
                                                                                    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
     DIVIDENDS PAID                                                                       (2,496)
     BORROWINGS UNDER LINE OF CREDIT                                                      64,000
                                                                                    ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                      61,504
                                                                                    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (366)
CASH AND CASH EQUIVALENTS, BEGINNING OF OPERATIONS                                         2,325
                                                                                    ------------
CASH AND CASH EQUIVALENTS, END OF QUARTER                                           $      1,959
                                                                                    ============

CASH PAID FOR INTEREST                                                              $        811
                                                                                    ============
























           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

1.   GENERAL

The consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424 (b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein and the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities And Exchange Commission. On April 28, 1998, the Company commenced operations after completing its initial public offering. Therefore no prior year comparisons are available.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehenseive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended March 31, 1999 the Company's comprehensive income equaled its net income, as there were no adjustments to net income under SFAS 130.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3.   ACQUISITIONS

On January 15, 1999 the Company purchased from WCC for approximately $20,000,000 an expansion of the Hobbs Facility ("the Hobbs Expansion"). The Hobbs Expansion added 600 beds to the Hobbs Facility, resulting in a 1,200-bed facility at a total cost to the Company of approximately $47,000,000.

Also on January 15, 1999, the Company purchased from WCC for approximately $46,000,000 the Lawton Correctional Facility.

WCC will leaseback the Hobbs and Lawton Facilities from the Company for an initial term of ten years, with three additional renewal options for terms of five years each. The purchase prices of the Hobbs Facility and the Lawton Facility consisted of WCC's project costs. The renewal terms will be determined by fair market rental rates. The Leases provide for a base rent equal to 9.5% of the total purchase price of each Initial Facility and annual rent escalations equal to the annual increase in the Consumer Price Index - All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the "CPI"), subject to a minimum annual increase of 3% during the first three years and a maximum annual increase of 4% throughout the term of the Leases.

4.  BANK CREDIT FACILITY

The Company has obtained a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand the Facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. However, the Company has the ability to do additional non-recourse borrowings as discussed in the Credit Agreement. In total, the Company had the ability to borrow approximately an additional $25 million at 3/31/99.

As of March 31, 1999, $73,000000 had been drawn on the Bank Credit Facility at a rate of 6.2% based upon LIBOR plus an applicable margin through April 30, 1999. No Indebtedness greater than 30 days in duration existed as of March 31, 1999.

5.  EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):

                                                     For the Three Months Ended
                                                             March 31, 1999
                                                             --------------

         Basic EPS
               Net income                                       $ 2,212
                                                                -------
               Weighted average shares                            7,130
                                                                -------
               Per share - Basic                                $  0.31
                                                                =======

         Diluted EPS
                 Net income                                     $ 2,212
                                                                -------
                 Weighted average shares                          7,130
                 Effect of dilutive stock options                     0
                                                                -------
                                                                  2,212
                                                                -------
                  Per share - Diluted                           $  0.31
                                                                =======

Options to purchase 590,000 shares of the Company's stock at $20.00 per share have been outstanding since February 20, 1998. An additional 61,000 options were granted at a fair market value exercise price of $17.31 per share on January 21, 1999. None of these options were included in the computation of diluted EPS because their effect would be anti-dilutive. All options expire in either the years 2008 or 2009 and were still outstanding at March 31, 1999.

6.  SUBSEQUENT EVENTS

On April 27, 1999, the Board of Trustees declared a distribution of $0.35 per share for the quarter ended March 31, 1999, to shareholders of record on May 11, 1999. The distribution will be paid on May 25, 1999 and represents a distribution for the period from January 1, 1999 through March 31, 1999.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. The Company's facilities are privately-managed facilities that are operated by Wackenhut Corrections Corporation ("WCC"). However, the Company is pursuing other acquisition opportunities, including correctional facilities owned and operated by various government entities and private operators other than WCC.

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

On April 28, 1998, the Company completed its initial public offering of 6,200,000 common shares of beneficial interest. Therefore, no prior year comparisons are available.

RESULTS OF OPERATIONS

For the period from January 1, 1999 to March 31, 1999, rental revenues of $4.9 million were generated from the leaseback to WCC of ten correctional and detention facilities (eight purchased April 28, 1998 with proceeds of the Offering and two additional facilities purchased January 15, 1999.

Interest income of $11,000 was earned during the quarter by investing in short-term instruments bearing interest between 5% and 6%.

Depreciation of real estate properties totaled $1.2 million for the quarter ended March 31, 1999.

General and administrative expenses incurred during the quarter ended March 31, 1999 were approximately $.5 million, or 10% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs.

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

During the three months ended March 31, 1999 the Company made additional borrowings of $64,000,000 under the Bank Credit Facility to finance the acquisition of the 600-bed expansion of the Hobbs facility for approximately $20,000,000, and the acquisition of the Lawton Correctional Facility for approximately $46,000,000. Working Capital funded the remainder of the purchases. As of March 31, 1999 $73,000,000 had been drawn on the Bank Credit Facility.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC subject to certain limitations.

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

YEAR 2000 READINESS DISCLOSURE

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

The Company has incurred and will continue to incur expenses related to year 2000 compliance. These costs include time and effort of internal staff and consultants for validation. The total costs, funded from working capital and not considered material, for achieving year 2000 compliance are estimated to be less than $5,000.

These total estimated costs exclude payroll costs of internal staff related to year 2000 compliance as the Company does not seperately track such costs. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's year 2000 efforts.

The state of year 2000 readiness for third parties with which the Company shares a material relation, such as banks and vendors used by the Company, is being reviewed by management. At this time, the Company is unaware of any third party year 2000 issues that would materially effect these relations. WCC has informed the Company that it has several information system initiatives under way including the replacement of WCC's computer systems to be year 2000 compliant.

While the Company expects to be year 2000 compliant in 1999 for all major systems, there can be no assurance that defects will not be discovered in the future. The Company is assessing its risk and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In conjunction with the validation phase the Company is developing contingency plans and expects to complete them in the third quarter of 1999.

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

The following table presents the Company's Funds from Operations for the period from January 1, 1999 to March 31, 1999:

Funds from Operations
    Net Income                                            $  2,212
    Plus real estate depreciation                            1,168
                                                          --------
                                                          $  3,380
                                                          ========




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and relate to the Company's acquisitions of correctional and detention facilities. The Company is subject to interest rate risk on its existing Bank Credit Facility and any future financing requirements.

As of March 31, 1999, $73,000,000 had been drawn on the Bank Credit Facility at a rate of 6.2% through April 30, 1999. No indebtedness greater than one month in duration exists as of March 31, 1999.

The Company's primary marker risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity at market rates, (iii) the impact of interest rate movements on its ability to obtain adequate financing to fund future acquisitions. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, l999, the shareholders of Correctional Properties Trust elected Richard R. Wackenhut, William M. Murphy, and Robert R. Veach, Jr. to a three-year term as Trustees until the 2002 Annual Meeting and until their successors have been duly elected and qualified.

In addition, on April 27, 1999, Correctional Properties Trust's shareholders ratified the action of the Board of Trustees in appointing the firm of Arthur Andersen LLP to be the independent certified public accountants of the Trust for the fiscal year 1999, and to perform such other services as may be requested by the Trust.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the quarter ending March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST

/s/ Patrick T. Hogan
--------------------------
Patrick T. Hogan
Vice President, Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer &
   Principal Accounting Officer)

Date: May 13, 1999


















EXHIBIT INDEX

    27     Financial Data Schedule (for SEC use only)





THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.