Form 10-Q
period 1999-06-30
CORRECTIONAL PROPERTIES TRUST
filed 1999-08-16
CIK 1056218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended: June 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                    7,130,000
               (Outstanding shares of the issuer's common shares,
                $0.001 par value per share, as of August 10, 1999)

===============================================================================

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30 1999

                                      INDEX

--------------------------------------------------------------------------------


                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

                Item 1. Financial Statements

                a)    Consolidated Balance Sheets                                        3
                      as of June 30, 1999 and December 31, 1998

                b)    Consolidated Statement of Income                                   4
                      for the three months ended June 30, 1999
                      and for the period from inception through June 30, 1998

                c)    Consolidated Statement of Income
                      for the six months ended June 30, 1999                             5
                      and for the period from inception through June 30, 1998

                d)    Consolidated Statement of Cash Flows
                      for the Six Months Ended June 30, 1999                             6
                      and for the period from inception through June 30, 1998

                e)    Notes to Consolidated Financial Statements                         7

                Item 2. Management's Discussion and Analysis of Financial                8
                        Condition and Results of Operations

                Item 3. Quantitative and Qualitative Disclosures About                  12
                        Market Risk

PART II - OTHER INFORMATION

                Items 1-5.                                                              12

                Item  6. Exhibits                                                       14

SIGNATURE


                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1999             1998
                                                                                    ---------        --------
                                                                                   (UNAUDITED)
                  ASSETS
                  REAL ESTATE PROPERTIES, AT COST
                       CORRECTIONAL AND DETENTION FACILITIES                        $ 207,189        $139,487
                       LESS - ACCUMULATED DEPRECIATION                                 (4,290)         (1,890)
                                                                                    ---------        --------
                           NET REAL ESTATE PROPERTIES                                 202,899         137,597

                  CASH AND CASH EQUIVALENTS                                               202           2,325
                  DEFERRED FINANCING COSTS                                              1,874           2,094
                  OTHER ASSETS                                                          1,083             748
                                                                                    ---------        --------
                             TOTAL ASSETS                                           $ 206,058        $142,764
                                                                                    =========        ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  LIABILITIES
                       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              550             661
                       DEFERRED REVENUE                                                 1,667           1,104
                       REVOLVING LINE OF CREDIT                                        72,300           9,000
                                                                                    ---------        --------
                             TOTAL LIABILITIES                                         74,517          10,765
                                                                                    ---------        --------

                  SHAREHOLDERS' EQUITY
                       PREFERRED SHARES, $.001 PAR VALUE;
                       50,000,000 SHARES AUTHORIZED;
                            NONE OUTSTANDING                                               --              --
                       COMMON SHARES, $.001 PAR VALUE;
                       150,000,000 SHARES AUTHORIZED;
                            7,130,000 ISSUED AND OUTSTANDING                                7               7
                       CAPITAL IN EXCESS OF PAR VALUE                                 130,998         130,884
                       BALANCE OF UNDISTRIBUTED INCOME                                    536           1,108
                                                                                    ---------        --------
                             TOTAL SHAREHOLDERS' EQUITY                               131,541         131,999
                                                                                    ---------        --------
                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 206,058        $142,764
                                                                                    =========        ========





           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND
               FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           PERIOD
                                                              THREE         FROM
                                                              MONTHS      INCEPTION
                                                              ENDED        THROUGH
                                                          JUNE 30, 1999  JUNE 30, 1998
                                                          -------------  -------------
REVENUES
  RENTAL                                                      $5,118        $1,992
  INTEREST                                                        11           147
                                                              ------        ------
                                                               5,129         2,139
                                                              ------        ------
EXPENSES
  DEPRECIATION                                                 1,232           460
  GENERAL AND ADMINISTRATIVE                                     380           374
  INTEREST                                                     1,310            --
                                                              ------        ------
                                                               2,922           834
                                                              ------        ------

NET INCOME                                                    $2,207        $1,305
                                                              ======        ======


NET INCOME PER COMMON SHARE

         BASIC                                                $ 0.31        $ 0.27
                                                              ======        ======
         DILUTED                                              $ 0.31        $ 0.27
                                                              ======        ======





WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC           7,130         4,826
                                                              ======        ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED         7,130         4,844
                                                              ======        ======









           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
             AND FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          PERIOD
                                                            SIX            FROM
                                                          MONTHS        INCEPTION
                                                           ENDED         THROUGH
                                                       JUNE 30, 1999  JUNE 30, 1998
                                                       -------------  -------------
REVENUES
  RENTAL                                                    $ 9,979      $ 1,992
  INTEREST                                                       22          147
                                                            -------      -------
                                                             10,001        2,139
                                                            -------      -------

EXPENSES
  DEPRECIATION                                                2,400          460
  GENERAL AND ADMINISTRATIVE                                    750          374
  INTEREST                                                    2,432           --
                                                            -------      -------

                                                              5,582          834
                                                            -------      -------

NET INCOME                                                  $ 4,419        1,305
                                                            =======      =======

NET INCOME PER COMMON SHARE
         BASIC                                              $  0.62      $  0.27
                                                            =======      =======
         DILUTED                                            $  0.62      $  0.27
                                                            =======      =======



WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC          7,130        4,826
                                                            =======      =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED        7,130        4,844
                                                            =======      =======


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
             AND FOR THE PERIOD FROM INCEPTION THROUGH JUNE 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                Period From
                                                                                 Six Months      Inception
                                                                                   Ended          Through
                                                                               June 30, 1999   June 30, 1998
                                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                                  $   4,419       $   1,305
     ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                                            2,400             460
       OTHER AMORTIZATION                                                              334              --
     CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                                                   (335)           (410)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          (111)            177
       DEFERRED REVENUE                                                                563              --
                                                                                 ---------       ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                 7,270           1,532
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     ACQUISITION OF REAL ESTATE INVESTMENTS                                        (67,702)       (113,041)
                                                                                 ---------       ---------
           NET CASH USED IN INVESTING ACTIVITIES                                   (67,702)       (113,041)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS FROM INITIAL PUBLIC OFFERING, NET OF OFFERING COSTS OF $1,892                        130,726
     DIVIDENDS PAID                                                                 (4,991)             --
     BORROWINGS UNDER LINE OF CREDIT                                                63,300              --
                                                                                 ---------       ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                58,309         130,726
                                                                                 ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (2,123)         19,217
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,325               3
                                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     202       $  19,220
                                                                                 =========       =========

CASH PAID FOR INTEREST                                                           $   1,992              --
                                                                                 =========       =========

















           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of SFAS 133. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3.   ACQUISITION

On June 30, 1999 the Company purchased from Wackenhut Corrections Corporation ("WCC") for approximately $1,600,000 an industry building asssociated with the Lea County Correctional Facility in Hobbs, New Mexico (the "Hobbs Facility"). This addition increases the total cost of the Hobbs Facilty to approximately $48,400,000.

WCC has leased the Hobbs Facility from the Company since January 15, 1999 for an initial term of ten years, with three additional renewal options for terms of five years each. The purchase price of the Hobbs Facility consisted of WCC's project costs. The renewal terms will be determined by fair market rental rates. The Leases provide for a base rent equal to 9.5% of the total purchase price of each Initial Facility and annual rent escalations equal to the annual increase in the Consumer Price Index - All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the "CPI"), subject to a minimum annual increase of 3% during the first three years and a maximum annual increase of 4% throughout the term of the Leases.

4.  BANK CREDIT FACILITY

The Company has obtained a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand current facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. However, the Company has the ability to do additional non-recourse borrowings as discussed in the Credit Agreement. In total, the Company had the ability to borrow approximately an additional $28 million at 6/30/99.

As of June 30, 1999, $72,300,000 had been drawn on the Bank Credit Facility at a rate of 6.91% based upon LIBOR plus an applicable margin through September 17, 1999. No Indebtedness greater than 90 days in duration existed as of June 30, 1999.

5.  EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):


                                       For the Three Months Ended         For the Six Months Ended     Period From Inception Through
                                             June 30, 1999                      June 30, 1999                   June 30, 1998
                                                ------                             ------                          ------
Basic EPS
  Net income                                    $2,207                             $4,419                          $1,305
                                                ------                             ------                          ------

  Weighted average shares                        7,130                              7,130                           4,826
                                                ------                             ------                          ------

  Per share - Basic                             $ 0.31                             $ 0.62                          $ 0.27
                                                ======                             ======                          ======

Diluted EPS

  Net income                                    $2,207                             $4,419                          $1,305
                                                ------                             ------                          ------

  Weighted average shares                        7,130                              7,130                           4,826
  Effect of dilutive stock options                   0                                  0                              18
                                                ------                             ------                          ------
                                                 7,130                              7,130                           4,844
                                                ------                             ------                          ------

              Per share - Diluted               $ 0.31                             $ 0.62                          $ 0.27
                                                ======                             ======                          ======


Options to purchase 590,000 shares of the Company's stock at $20.00 per share have been outstanding since February 20, 1998. An additional 61,000 options were granted at a fair market value exercise price of $17.31 per share on January 21, 1999. None of these options were included in the computation of diluted EPS because their effect would be anti-dilutive. All options expire in either the years 2008 or 2009 and were still outstanding at June 30, 1999.

6.  SUBSEQUENT EVENTS

On July 22, 1999, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended June 30, 1999, to shareholders of record on August 5, 1999. The distribution will be paid on August 19, 1999 and represents a distribution for the period from April 1, 1999 through June 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report, and the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, and the financial statements and notes thereto included therein.

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

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the outcome of pending and future litigation and governmental proceedings and continued availability of financing; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities & Exchange Commission.

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

On April 28, 1998, the Company completed its initial public offering of 6,200,000 common shares of beneficial interest. Therefore, no meaningful prior year comparisons are available.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1999

For the period from April 1, 1999 to June 30, 1999, rental revenues of $5.1 million were generated from the leaseback to WCC of ten correctional and detention facilities (eight purchased April 28, 1998 with proceeds of the Offering and two additional facilities purchased January 15, 1999).

Interest income of $11,000 was earned during the three months ended June 30, 1999 by investing in short-term instruments bearing interest between 5% and 6%. Depreciation of real estate properties totaled $1.2 million.

General and administrative expenses incurred during the quarter ended June 30, 1999 were approximately $.4 million, or approximately 7% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs.

For the Six Months Ended June 30, 1999

For the six months ended June 30, 1999, rental revenues of $10.0 million were generated from the leaseback to WCC of ten correctional and detention facilities.

Interest income of $22,000 was earned by investing in short-term instruments bearing interest between 5% and 6%. Depreciation of real estate properties totaled $2.4 million for the six months ended June 30, 1999.

General and administrative expenses incurred during the period were approximately $.8 million, or approximately 7.5% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs.

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

During the six months ended June 30, 1999 the Company made additional borrowings of $63,300,000 under the Bank Credit Facility to finance the acquisition of the 600-bed expansion of the Hobbs facility for approximately $20,000,000, and the acquisition of the Lawton Correctional Facility for approximately $46,000,000. Working Capital funded the remainder of the purchases. As of June 30, 1999 $72,300,000 had been drawn on the Bank Credit Facility.

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

YEAR 2000 READINESS DISCLOSURE

While the Company has completed an assessment of its computer systems and software applications and believes that both are "Year 2000" compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. WCC has informed the Company that it has several information system initiatives under way including the replacement of certain of WCC's computer systems to be Year 2000 compliant. Any Year 2000 compliance problem of the Company, its lessees or other third parties could result in a material adverse effect on the Company's business, prospects, results of operations and financial condition.

The Company's year 2000 compliant process may be described in three phases. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. The final stage includes validation of its systems. Based on current information, all of these phases have been completed. The Company completed testing all systems before the end of the second quarter 1999.

The Company has incurred expenses related to year 2000 compliance. These costs include time and effort of internal staff and consultants for validation. The total costs, funded from working capital and not considered material, for achieving year 2000 compliance are estimated to be less than $5,000.

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

While the Company believes itself to be year 2000 compliant in 1999 for all major systems, there can be no assurance that defects will not be discovered in the future. The Company is assessing its risk and full impact on operations should the most reasonably likely worst case year 2000 scenario occur. In conjunction with the validation phase the Company is developing contingency plans and expects to complete them in the third quarter of 1999.

FUNDS FROM OPERATIONS

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, funds from operations ("FFO") provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations (the "White Paper") approved by the Board of Governors of the Natiional Association of Real Estate Investment Trusts ("NAREIT") in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

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

The following table presents the Company's Funds from Operations for the period from January 1, 1999 to June 30, 1999:

Funds from Operations
    Net Income                                                     $ 4,419
    Plus real estate depreciation                                    2,400
                                                                   -------
                                                                   $ 6,819
                                                                   =======

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

As of June 30, 1999, $72,300,000 had been drawn on the Bank Credit Facility at a rate of 6.91% through September 17, 1999. No indebtedness greater than three months in duration exists as of June 30, 1999.

The Company's primary market risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity at market rates and (iii) the impact of interest rate movements on its ability to obtain adequate financing to fund future acquisitions. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Shareholders of the Company was held on April 27,
      1999.

(b)   The following matters were submitted to a vote at the Company's Annual
      Meeting:

      (1) Election of the following nominees as directors for a three year term:

      Director's Name:   Richard R. Wackenhut     William M. Murphy     Robert R. Veach, Jr.
      --------------     --------------------     -----------------     --------------------
      Votes in favor:         5,860,552               5,864,852              5,865,852
      Votes against:                 --                      --                     --
      Abstentions                11,770                   7,470                  6,470


     (2) Ratification of the appointment of Arthur Andersen LLP to serve as the independent certified public accountants of the Trust for the fiscal year 1999, and to perform such other services as may be requested by the Trust:

     Votes in favor:         5,863,427
     Vote against:               6,370
     Abstentions                 2,525

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ending June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST

/s/ Patrick T. Hogan
-----------------------------------------
Patrick T. Hogan
Vice President, Chief Financial Officer, Secretary & Treasurer
(Principal Financial Officer & Principal Accounting Officer)

Date: August 13, 1999



















EXHIBIT INDEX

     27  Financial Data Schedule (for SEC use only)



THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED JUNE 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.