Form 10-Q
period 1999-09-30
CORRECTIONAL PROPERTIES TRUST
filed 1999-11-12
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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

                                 (561) 630-6336
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                    7,130,000
               (Outstanding shares of the issuer's common shares,
              $0.001 par value per share, as of November 12, 1999)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS

         a)       Consolidated Balance Sheets....................................................            3
                  as of September 30, 1999 and December 31, 1998

         b)       Consolidated Statement of Income...............................................            4
                  for the three months ended September 30, 1999 and 1998

         c)       Consolidated Statement of Income
                  for the nine months ended September 30, 1999...................................            5
                  and for the period from inception through September 30, 1998

         d)       Consolidated Statement of Cash Flows
                  for the Nine Months Ended September 30, 1999...................................            6
                  and for the period from inception through September 30, 1998

         e)       Notes to Consolidated Financial Statements.....................................            7

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL.....................            9
                           CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT........................           13
                           MARKET RISK

PART II - OTHER INFORMATION

         Items 1-5.                 .............................................................           14

         Item 6.    Exhibits        .............................................................           14

SIGNATURE                           .............................................................           15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                1999                    1998
                                                                                ----                    ----
                                                                             (UNAUDITED)
ASSETS
REAL ESTATE PROPERTIES, AT COST
    CORRECTIONAL AND DETENTION FACILITIES                                   $    207,189            $   139,487
    LESS - ACCUMULATED DEPRECIATION                                               (5,532)                (1,890)
                                                                            ------------            -----------
       NET REAL ESTATE PROPERTIES                                                201,657                137,597
CASH AND CASH EQUIVALENTS                                                             66                  2,325
DEFERRED FINANCING COSTS                                                           1,764                  2,094
OTHER ASSETS                                                                       1,239                    748
                                                                            ------------            -----------
       TOTAL ASSETS                                                         $    204,726            $   142,764
                                                                            ============            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            602                    661
    DEFERRED REVENUE                                                               1,667                  1,104
    REVOLVING LINE OF CREDIT                                                      71,300                  9,000
                                                                            ------------            -----------
       TOTAL LIABILITIES                                                          73,569                 10,765
                                                                            ------------            -----------
SHAREHOLDERS' EQUITY
    PREFERRED SHARES, $.001 PAR VALUE;
    50,000,000 SHARES AUTHORIZED;
       NONE OUTSTANDING                                                               --                     --
COMMON SHARES, $.001 PAR VALUE;
      150,000,000 SHARES AUTHORIZED;
      7,130,000 ISSUED AND OUTSTANDING                                                 7                      7
CAPITAL IN EXCESS OF PAR VALUE                                                   131,055                130,884
BALANCE OF UNDISTRIBUTED INCOME                                                       95                  1,108
                                                                            ------------            -----------
       TOTAL SHAREHOLDERS' EQUITY                                                131,157                131,999
                                                                            ------------            -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $    204,726            $   142,764
                                                                            ============            ===========


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS             THREE MONTHS
                                                                               ENDED                    ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                                1999                    1998
                                                                           -------------            ------------
REVENUES
    RENTAL                                                                 $      5,157             $     2,846
    INTEREST                                                                          5                     253
                                                                           ------------             -----------
                                                                                  5,162                   3,099
                                                                           ------------             -----------
EXPENSES
    DEPRECIATION                                                                  1,242                     662
    GENERAL AND ADMINISTRATIVE                                                      373                     357
    INTEREST                                                                      1,386                      --
                                                                           ------------             -----------
                                                                                  3,001                   1,019
                                                                           ------------             -----------
NET INCOME                                                                 $      2,161             $     2,080
                                                                           ============             ===========
NET INCOME PER COMMON SHARE
    BASIC                                                                  $       0.30             $      0.29
                                                                           ============             ===========
    DILUTED                                                                $       0.30             $      0.29
                                                                           ============             ===========
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, BASIC and DILUTED                                                7,130                   7,130
                                                                           ============             ===========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
          AND FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 1998
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      PERIOD FROM
                                                                                NINE MONTHS            INCEPTION
                                                                                   ENDED                THROUGH
                                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                                                    1999                  1998
                                                                                    ----                  ----
REVENUES
    RENTAL                                                                     $   15,136            $      4,838
    INTEREST                                                                           27                     400
                                                                               ----------            ------------
                                                                                   15,163                   5,238
                                                                               ----------            ------------
EXPENSES
    DEPRECIATION                                                                    3,642                   1,122
    GENERAL AND ADMINISTRATIVE                                                      1,123                     731
    INTEREST                                                                        3,818                      --
                                                                               ----------            ------------
                                                                                    8,583                   1,853
                                                                               ----------            ------------
NET INCOME                                                                     $    6,580                   3,385
                                                                               ==========            ============
NET INCOME PER COMMON SHARE
    BASIC                                                                      $     0.92            $       0.69
                                                                               ==========            ============
    DILUTED                                                                    $     0.92            $       0.69
                                                                               ==========            ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
    BASIC                                                                           7,130                   4,891
                                                                               ==========            ============
    DILUTED                                                                         7,130                   4,899
                                                                               ==========            ============



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
          AND FOR THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     PERIOD FROM
                                                                                 NINE MONTHS          INCEPTION
                                                                                    ENDED              THROUGH
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                    1999                1998
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                                                 $    6,580            $      3,385
    ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                                           3,642                   1,116
       OTHER AMORTIZATION                                                             501                       6

    CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                                                  (491)                   (677)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          (59)                    237
       DEFERRED REVENUE                                                               563                      --
                                                                               ----------            ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                 10,736                   4,067
                                                                               ----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    ACQUISITION OF REAL ESTATE INVESTMENTS                                        (67,702)               (113,041)
                                                                               ----------            ------------
         NET CASH USED IN INVESTING ACTIVITIES                                    (67,702)               (113,041)
                                                                               ----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    INITIAL CAPITALIZATION                                                             --                       3
    PROCEEDS FROM INITIAL PUBLIC OFFERING,
       NET OF OFFERING COSTS OF $1,892                                                                    130,726
    DIVIDENDS PAID                                                                 (7,593)                 (1,782)
    BORROWINGS UNDER LINE OF CREDIT                                                62,300                      --
                                                                               ----------            ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 54,707                 128,947
                                                                               ----------            ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,259)                 19,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,325                      --
                                                                               ----------            ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $       66            $     19,973
                                                                               ==========            ============
CASH PAID FOR INTEREST                                                         $    3,272                      --
                                                                               ==========            ============

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ARE AN INTEGRAL PART OF THIS STATEMENT.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999




1. GENERAL

The consolidated financial statements of Correctional Properties Trust (the "Company") include all the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424(b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein and the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities And Exchange Commission. On April 28, 1998, the Company commenced operations after completing its initial public offering. Therefore, no meaningful prior nine-month comparison is available.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehenseive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended September 30, 1999 the Company's comprehensive income equaled its net income, as there were no adjustments to net income under SFAS 130.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3. BANK CREDIT FACILITY

The Company has obtained a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities from Wackenhut Corrections Corporation ("WCC") and others, to expand current facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. The Company has the ability to borrow additional non-recourse funds subject to various additional limitations discussed in the Bank Credit Facility. Without consideration of potential non-recourse borrowings, the Company had the ability to borrow approximately an additional $7 million immediately without further acquisitions under the Bank Credit Facility at September 30, 1999.

As of September 30, 1999, $71,300,000 had been drawn on the Bank Credit Facility at a rate of 6.9% based upon LIBOR plus an applicable margin through October 17, 1999. No indebtedness greater than 30 days in duration existed as of September 30, 1999.

4. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):

                                          FOR THE THREE    FOR THE NINE   FOR THE THREE      PERIOD FROM
                                           MONTHS ENDED    MONTHS ENDED   MONTHS ENDED    INCEPTION THROUGH
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                               1999            1999            1998              1998
                                          -------------    ------------   -------------   ------------------
Basic EPS
    Net income                                $2,161          $6,580          $2,080            $3,385
                                              ------          ------          ------            ------
    Weighted average shares                    7,130           7,130           7,130             4,891
                                              ------          ------          ------            ------
    Per share - Basic                         $ 0.30          $ 0.92          $ 0.29            $ 0.69
                                              ======          ======          ======            ======
Diluted EPS
    Net income                                $2,161          $6,580          $2,080            $3,385
                                              ------          ------          ------            ------
    Weighted average shares                    7,130           7,130           7,130             4,891
    Effect of dilutive stock options               0               0               0                 8
                                              ------          ------          ------            ------
                                               7,130           7,130           7,130             4,899
                                              ------          ------          ------            ------
    Per share - Diluted                       $ 0.30          $ 0.92          $ 0.29            $ 0.69
                                              ======          ======          ======            ======

Options to purchase 590,000 shares of the Company's stock at $20.00 per share have been outstanding since February 20, 1998. An additional 61,000 options were granted at a fair market value exercise price of $17.31 per share on January 21, 1999. None of these options were included in the computation of diluted EPS because their effect would be anti-dilutive. All options expire in either the years 2008 or 2009 and were still outstanding at September 30, 1999.

5. SUBSEQUENT EVENTS

On October 22, 1999, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended September 30, 1999, to shareholders of record on November 4, 1999. The distribution will be paid on November 18, 1999 and represents a distribution for the period from July 1, 1999 through September 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report, the Company's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission, and the financial statements and notes thereto included therein.

FORWARD-LOOKING STATEMENTS: The management's discussion and analysis of financial condition and results of operations contains forward-looking statements that are based on current expectations, estimates and projections about the business marketplace in which the Company operates. This section of the quarterly report also includes management's beliefs and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include, without limitation, increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to other private operaters and governmental entities; governmental and public policy changes; reliance on a single tenant for revenue; interest rate risk; continued availability of financing; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities & Exchange Commission.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. The Company's facilities are privately managed facilities that are operated by WCC. However, the Company is pursuing other acquisition opportunities, including correctional facilities owned and operated by various government entities and private operators other than WCC.

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

The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments, and expects to continue to incur long and short-term indebtedness, and related interest expense.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

On April 28, 1998, the Company completed its initial public offering (the "Offering") of 6,200,000 common shares of beneficial interest. Therefore, no meaningful prior nine-month comparison is available.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 vs. THREE MONTHS ENDED SEPTEMBER 30, 1998

For the three months ended September 30, 1999 rental revenues increased to $5,157,000 from $2,846,000 for the three months ended September 30, 1998. This 81.2% increase resulted from the Company's incremental revenue associated with completing the purchases of the Lawton Community Correctional Facility (the "Lawton Facility") for a total cost of approximatley $46 million and the Lea County Correctional Facility (the "Hobbs" Facility) for a total cost of approximately $48.4 million during January 1999.

WCC has leased both the Hobbs Facility and the Lawton Facility from the Company for an initial term of ten years, with three additional renewal options for terms of five years each. The leases provide for a base rent equal to 9.5% of the total purchase price of each facility and annual rent escalations equal to the annual increase in the Consumer Price Index - All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the "CPI"), subject to a minimum annual increase of 3% during the first three years and a maximum annual increase of 4% throughout the term of the leases.

Depreciation associated with the Lawton and Hobbs facilities resulted in an 87.6% increase in depreciation from $662,000 for the three months ended September 30, 1999 to $1,242,000 for the three months ended September 30, 1999.

Interest income for the three months ended September 30, 1999 decreased to $5,000 from $253,000 for the three months ended September 30, 1998. During both periods the Company invested cash in short-term instruments bearing interest between 5% and 6%. However, cash available to the Company subsequent to its April 1998 initial public offering generated interest income throughout 1998. The Company used the cash available in 1998 to fund a portion of the Lawton and Hobbs facilities acquired in 1999. The diminished 1999 cash balance resulted in a smaller amount of interest income during the three months ended September 30, 1999 than the prior year.

General and administrative expenses increased 4% from $357,000 for the three months ended September 30, 1998 to $373,000 for the three months ended September 30, 1999. The change resulted from increases in management salaries and benefits, accounting, legal and other administrative costs.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

For the nine months ended September 30, 1999, rental revenues of $15.1 million were generated from the leaseback to WCC of ten correctional and detention facilities.

Interest income of $27,000 was earned by investing in short-term instruments bearing interest between 5% and 6%. Depreciation of real estate properties totaled $3.6 million for the nine months ended September 30, 1999.

General and administrative expenses incurred during the period were approximately $1.1 million, or approximately 7.4% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company are leased under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the leases.

The Bank Credit Facility will enable the Company to borrow generally at floating rates between 125 to 200 basis point spread over LIBOR. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's compliance with a number of covenants.

During the nine months ended September 30, 1999 the Company made additional borrowings of $62,300,000 under the Bank Credit Facility to finance the acquisition of the 600-bed expansion of the Hobbs Facility for approximately $20,000,000, and the acquisition of the Lawton Facility for approximately $46,000,000. Both transactions closed on January 15, 1999. Working capital funded the remainder of the purchases. As of September 30, 1999, $71,300,000 had been drawn on the Bank Credit Facility.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, subject to certain limitations, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a moderate ratio of debt to total capitalization, it may be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

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

The Company's year 2000 compliance process may be described in three phases. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. The final stage includes validation of its systems. Based on current information, all of these phases have been completed. The Company completed testing all systems before the end of the second quarter 1999.

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

Management has reviewed the state of year 2000 readiness for third parties with which the Company shares a material relation, such as banks and vendors used by the Company. At this time, the Company is unaware of any third party year 2000 issues that would materially effect these relations. WCC has informed the Company that it has completed several information system initiatives including the replacement of WCC's computer systems to be year 2000 compliant.

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

The Company computes FFO in accordance with standards established by the White Paper on Funds from Operations (the "White Paper") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income
(loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

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

The following table presents the Company's FFO for the periods from July 1 to September 30, 1999 and 1998:

              (All amounts in thousands, except per share amounts)

                                                        1999        1998
                                                        ----        ----

   Net Income                                          $2,161      $2,080
   Real estate depreciation                             1,242         662
                                                       ------      ------
   Funds from Operations                               $3,403      $2,742
                                                       ======      ======

   Commons Shares Outstanding (Basic and Diluted)       7,130       7,130


The following table presents the Company's FFO for the periods from January 1, 1999 to September 30, 1999:

              (All amounts in thousands, except per share amounts)

                                                                        1999
                                                                        ----

   Net Income                                                         $ 6,580
   Real estate depreciation                                             3,642
                                                                      -------
   Funds from Operations                                              $10,222
                                                                      =======

   Commons Shares Outstanding (Basic and Diluted)                       7,130





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

As of September 30, 1999, $71,300,000 had been drawn on the Bank Credit Facility at rate of 6.9% through October 17, 1999. No indebtedness greater than one month in duration existed as of September 30, 1999.

The Company's primary market risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity at market rates and (iii) the impact of interest rate movements on its ability to obtain and maintain adequate financing to fund future acquisitions. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ending September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST

/s/ PATRICK T. HOGAN
--------------------------------
Patrick T. Hogan
Vice President, Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer
& Principal Accounting Officer)

Date: November 12, 1999

                                  EXHIBIT INDEX

         27       Financial Data Schedule (for SEC use only)

THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.