Form 10-K405
period 1999-12-31
CORRECTIONAL PROPERTIES TRUST
filed 2000-03-30
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            ------------------------

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

        Common Shares of Beneficial Interest, par value $.001 per share, on the New York Stock Exchange.

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79,321,250 based on the closing price on that date of $11.125 per share. As of that date, there were 7,130,000 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 2000 Annual Meeting of Shareholders.

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1934, as amended.

                          Correctional Properties Trust
                           Annual Report on Form 10-K

                                      Index


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
                                                       PART I
Item 1.        Business................................................................................      4

Item 2.        Properties..............................................................................     27

Item 3.        Legal Proceedings.......................................................................     27

Item 4.        Submission of Matters to a Vote of Security Holders.....................................     27


                                                      PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...................     28

Item 6.        Selected Financial Data.................................................................     29

Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations...........................................................................     30

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk..............................     33

Item 8.        Financial Statements and Supplementary Data.............................................     33

Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure....................................................................     33


                                                      PART III

Item 10.       Directors and Executive Officers of the Registrant......................................     45

Item 11.       Executive Compensation..................................................................     45

Item 12.       Security Ownership of Certain Beneficial Owners and Management..........................     45

Item 13.       Certain Relationships and Related Transactions..........................................     45


                                                      PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................     46

                                     PART I

FORWARD-LOOKING STATEMENTS:

         This report contains forward-looking statements that are based on current expectations, estimates and projections about the business marketplace in which Correctional Properties Trust (the "Company") operates. This report also includes management's beliefs and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Future Factors include, without limitation, increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for revenue; interest rate risk; continued availability of financing; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities and Exchange Commission.

ITEM 1. BUSINESS.

GENERAL

         Correctional Properties Trust (the "Company") was formed in February 1998 as a Maryland real estate investment trust (a "REIT") to capitalize on the growing trend toward privatization in the corrections industry. The principal business strategy of the Company is to acquire correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). The Company is the only publicly-traded REIT which focuses exclusively on the acquisition and ownership of correctional and detention facilities.

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

         Management believes that the privatized corrections industry has the potential for substantial growth in the United States due to increases in the inmate population, decreases in the availability of public funding for new correctional and detention facilities and a growing acceptance of the trend toward privatization in the corrections industry. According to the United States Bureau of Justice Statistics ("Bureau of Justice Statistics"), the inmate population in federal, state and local facilities in the United States has grown from 501,886 in 1980 to 1,825,400 at December 31, 1998, representing an increase of approximately 273%. In addition, according to the Bureau of Justice Statistics, as of December 31, 1998, state prison systems reported operating at approximately 13% to 22% overcapacity and the federal corrections system reported operating at approximately 27% overcapacity. The privatized corrections industry has capitalized on these favorable supply/demand fundamentals, resulting in a substantial increase in the number of privatized beds.

         The location and mailing address of the Company's principal executive offices is Gardens Plaza, Suite 430, 3300 PGA Boulevard, Palm Beach Gardens, Florida 33410. The Company's telephone number is (561) 630-6336.


THE FORMATION TRANSACTIONS

         In connection with the consummation of the IPO, the Company and Wackenhut Corrections Corporation ("Wackenhut Corrections" or "WCC") engaged in a series of transactions (the "Formation Transactions") which were designed to consolidate ownership in the Company of eight correctional and detention facilities operated by Wackenhut Corrections (the "Initial Facilities"), to provide a vehicle for possible future acquisitions of other facilities which Wackenhut Corrections owns or has a right to acquire (in addition to other facilities the Company may acquire) and to enable the Company to qualify as a REIT for federal income tax purposes. These transactions include the following:

         ISSUANCE OF COMMON SHARES AND REDEMPTION OF FOUNDER'S SHARES. The Company sold 7,130,000 Common Shares in the IPO, resulting in net proceeds to the Company of approximately $130.7 million after deduction of the underwriting discounts and commissions and estimated offering expenses. All of the net proceeds to the Company from the IPO have been contributed by the Company directly to CPT Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership") to fund its investment in the Operating Partnership, in exchange for a combined 100% interest in the Operating Partnership. The Company owns a 98% limited partnership interest and a 1% general partnership interest in the Operating Partnership. CPT Limited Partner, Inc. ("CPT LP") owns a 1% limited partnership interest in the Operating Partnership. The Company also redeemed at cost the 1,000 founder's shares which were issued in connection with the formation of the Company.

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

         LEASES. Concurrent with the Company's acquisition of the Initial Facilities, the Company leased such facilities to Wackenhut Corrections (and Wackenhut Corrections will continue to operate such facilities) pursuant to the leases for an initial term of 10 years. Subject to certain limited exceptions, the term of each of the leases may be extended by Wackenhut Corrections for three additional five-year terms at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, the term of any of the leases will be automatically extended upon expiration thereof on the same terms (including the then applicable base rent and Base Rent Escalation (as hereinafter defined) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. If acquired, the Option Facilities will be leased by the Company to Wackenhut Corrections under the same terms (although possibly at different rates) as the Initial Facilities. Under the terms of the leases, Wackenhut Corrections has a 30-day right of first refusal on the proposed sale by the Company of any of the Initial Facilities and, if acquired, the Option Facilities.

         RIGHT TO PURCHASE AGREEMENT. The Company entered into a Right to Purchase Agreement with Wackenhut Corrections, pursuant to which the Company has the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and Wackenhut Corrections), to acquire and lease back to Wackenhut Corrections any correctional or detention facilities which Wackenhut Corrections acquires or has the right to acquire (the "Future Facilities"), subject to certain limited exceptions where the sale or transfer of ownership of a facility is restricted under a facility operating agreement or governmentally assisted financing arrangement. Under the terms of the Right to Purchase Agreement, the Company may purchase a particular Future Facility at any time until the earlier of (i)(a) in the case of a newly developed Future Facility, four years from the receipt of a certificate of occupancy for such Future Facility or (b) in the case of an already operating Future Facility, four years from the date such Future Facility is acquired by Wackenhut Corrections or the party from which Wackenhut Corrections has the right to acquire such Future Facility or (ii) six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for such Future Facility, subject to certain limited exceptions. The purchase price for each Future Facility (the "Future

Facility Purchase Price") will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the Total Facility Cost of such Future Facility, which may differ from the fair market value of such facility at such time. In the case of any Future Facility acquired during the first five years following the consummation of the IPO, the initial annual rental rate will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections, and in the absence of such an agreement, as determined by binding arbitration, or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. Under the terms of any lease between the Company and Wackenhut Corrections relating to a Future Facility, Wackenhut Corrections has a right of first refusal on the proposed sale by the Company of any such Future Facility.

BUSINESS AND GROWTH STRATEGIES

         The Company's general business objectives are to maximize both current returns to shareholders through increases in revenue and net income, and long-term total returns to shareholders through appreciation in the value of the Common Shares. As a REIT, the Company's specific business objective is to maximize funds from operations and cash available for distribution to shareholders. The Company intends to achieve these objectives by (i) pursuing investment opportunities with private prison operators and governmental entities for the acquisition of correctional and detention facilities, (ii) working with tenants to identify opportunities to expand existing and newly acquired facilities and (iii) structuring facility leases to include rent escalation provisions which provide for annual increases in rent.

         ACQUISITION OPPORTUNITIES. The Company believes that, because of the increasing demand for additional prison beds and the lack of public funds available to finance new facilities, opportunities may exist to acquire or develop correctional and detention facilities from or on behalf of private prison owners and operators and various government entities.

         In addition to the possible acquisition of the Option Facilities, the Company may acquire from both private prison owners and operators and governmental entities additional correctional and detention facilities that meet its investment guidelines, as described herein. The Company has the right to acquire and lease back to Wackenhut Corrections each of the Future Facilities during the applicable Future Facility option period. However, notwithstanding Wackenhut Corrections' significant presence in the correctional and detention industry, less than 7% of all adult prison beds in the United States are privately managed. Management believes that as Wackenhut Corrections and the private prison management industry continue to grow, opportunities may exist to acquire additional private correctional facilities from Wackenhut Corrections on attractive terms.

         The Company believes that opportunities may exist to acquire or develop correctional facilities from or on behalf of other private prison owners and operators and various governmental entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following: (i) one-time general revenue appropriations by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. Many jurisdictions are operating their correctional and detention facilities at well above their rated capacities, and as a result are under a federal court order to alleviate prison overcrowding within a certain time period. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a new correctional or detention facility because of other fiscal demands or requirements for public approval. Accordingly, the Company believes that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, such government entities may consider private ownership with respect to the development of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. Management believes that such situations may enable the Company to acquire and develop correctional or detention facilities from and on behalf of governmental agencies at all levels, including those which might not be the subject of a private management contract.

         EXPANSION OPPORTUNITIES. The Company also believes that there may be opportunities for expansion of its existing correctional facilities which could result in increased cash flows and property values. The Company intends to provide expansion space as needed by its tenants and expects that such expansion of its facilities may result in correspondingly higher rental payments.

         RENT ESCALATIONS. All of the Company's leases provide for a source of cash flow with opportunities for future growth in revenues. The base rent for the first year for each facility purchased before December 31, 1999 is equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by a fixed three percent at the first two annual anniversaries of the IPO and by an amount equal to CPI at such successive annual anniversary for the remaining term of each lease, subject to a maximum of four percent throughout the term of the leases (the "Base Rent Escalation"). However, there can be no assurance that such contractual escalations will be realized due to certain factors, including changing circumstances and the possible renegotiation of the leases.

THE OPERATING PARTNERSHIP

         FORMATION OF THE OPERATING PARTNERSHIP. Upon completion of the IPO, the Company acquired a 100% interest in the Operating Partnership. The Company holds a 1% general partnership interest and a 98% limited partnership interest in the Operating Partnership. Through CPT LP, the Company owns a 1% limited partnership interest in the Operating Partnership. Following the completion of the IPO and the Formation Transactions, substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, which leases them to Wackenhut Corrections. The Company is the sole general partner of the Operating Partnership and has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Trustees manages the affairs of the Company by directing the affairs of the Operating Partnership. The Company's direct and, through CPT LP, indirect percentage interest in the Operating Partnership, is 100%. The Operating Partnership will make regular quarterly cash distributions to its partners, including the Company and CPT LP, in proportion to their percentage interests (i.e., the number of units) in the Operating Partnership. The Company will, in turn, pay cash distributions to its shareholders in an amount per Common Share equal to the amount distributed by the Operating Partnership per unit.

         The Operating Partnership was organized to facilitate the tax-advantaged acquisition of additional correctional and detention facilities from private owners, although the Company has no present plan to acquire any particular facility. In the event the Company undertakes such an acquisition, it is contemplated that the owner of such a facility would become a Limited Partner in the Operating Partnership and would be issued units of limited partnership interests under the Operating Partnership, representing an equal undivided fractional share of each item of the Operating Partnership's income, gain, and loss and in distribution of the Operating Partnership's assets (the "Units," and the holder thereof, a "Unitholder") therein as the consideration, in whole or in part, for the Unitholder's transfer of the facility to the Operating Partnership. It is also contemplated that the Unitholder would be given the right after a period of time to exchange Units in the Operating Partnership for cash based upon their fair market value or, at the Company's option, for Common

Shares on a one-for-one basis. It is also contemplated that substantially all the Company's assets may be owned indirectly through the Operating Partnership so that one Unit in the Operating Partnership would generally correspond economically to one Common Share. In order to accomplish such objective, and while the Company has no present plan to issue Units to a private prison owner, the current structure using the Operating Partnership is being utilized, rather than the Company taking title to the Initial Facilities, in order to avoid in the future a re-transfer of the Initial Facilities to such a partnership, and the incurrence at that time of associated transfer and other costs, which would likely be necessary or advisable in order to offer a private owner a tax-advantaged acquisition vehicle. Currently, the Company and CPT LP are the only partners in the Operating Partnership and possess the power unilaterally to amend and restate the Partnership Agreement (as hereinafter defined). The Company does not intend to use the Operating Partnership (or any partnership which is owned by the Operating Partnership) (the "Subsidiary Partnership") as a vehicle for tax-advantaged acquisitions unless it receives an opinion of tax counsel to the Company that such use would not result in the disqualification of the Company as a REIT, including an opinion that the Operating Partnership (or any Subsidiary Partnership) would not be treated for federal income tax purposes as an association taxable as a corporation or a publicly-traded partnership.

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

(2) The Operating Partnership leases the following Initial Facilities to Wackenhut Corrections: the Queens Facility, the Aurora Facility, the Hobbs Facility and the Karnes Facility.

(3) The Operating Partnership leases the following Initial Facilities to WCCRE, each of which were in turn subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility.

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

  THE OWNED FACILITIES AND OPTION FACILITIES.

  THE OWNED FACILITIES

         The ten facilities owned by the Company at December 31, 1999 (the eight Initial Facilities acquired by the Company in connection with the IPO and both the Lea County Correctional Facility (the "Hobbs Facility") and the Lawton Correctional Facility (the "Lawton Facility") purchased in January 1999, together the ten "Owned Facilities") acquired by the Company were purchased for an aggregate cash purchase price of approximately $207 million. The Company has leased the Owned Facilities to Wackenhut Corrections or its subsidiary (and Wackenhut Corrections will continue to operate such Owned Facilities) pursuant to the leases, which have initial terms of 10 years. Throughout the terms of these leases, the base annual rents escalate by the Base Rent Escalation. The Owned Facilities are located in seven states and have an aggregate design capacity of 5,854 beds. The following table sets forth certain information with respect to the Owned Facilities as of December 31, 1999:

                                                                         DESIGN             EXPIRATION
                                                                        CAPACITY                OF
                                                                           AND     FACILITY  FACILITY
                                       TYPE OF   CONTRACTING  SECURITY  OCCUPANCY   OPENING  OPERATING     RENEWAL
FACILITY AND LOCATION                  FACILITY    ENTITY     LEVEL(1)   RATE(2)     DATE    AGREEMENT    OPTIONS
---------------------                  --------   ----------  --------  ---------  -------- -----------   -------

Aurora INS Processing
   Center............                 INS          INS(3)     Minimum/   300/100%    May       May         Four
   (the "Aurora                       Processing              Medium                 1997      2000        One-
   Facility")                         Center                                                               Year
   Aurora, CO

McFarland Community
   Correctional Facility              Pre-Release  CDOC(4)    Minimum/   224/94%     February  June         --
   (the "McFarland                    Center                  Medium                 1988      2001
   Facility")
   McFarland, CA

Queens Private
   Correctional
   Facility..........                 INS          INS(5)     Minimum/   200/92%     March     June        One
   (the "Queens                       Detention               Medium                 1997      2000        One-
   Facility")                         Facility                                                             Year
   New York, NY


Central Valley Community
   Correctional Facility              Adult        CDOC       Minimum/   550/96%     December  December     --
   (the "Central Valley               Correctional            Medium                 1997      2007
   Facility")                         Facility
   McFarland, CA


Golden State Community
   Correctional Facility              Adult        CDOC      Minimum/    550/95%     December  December     --
   (the "Golden State                 Correctional           Medium                  1997      2007
   Facility")                         Facility
   McFarland, CA


Desert View Community
   Correctional Facility              Adult        CDOC      Minimum/    550/99%     December  December     --
   (the "Desert View                  Correctional           Medium                  1997      2007
   Facility" and                      Facility
   together with the
   Golden State
   Facility and the
   Central Valley
   Facility, the
   "California
   Facilities")
   Adelanto, CA


Broward County Work
   Release Center....                 Work Release Broward   Non-        300/90%(6)  February  February    Unlimited
   (the "Broward County               Center       County    Secured                 1998      2003(9)     Two-
   Facility")                                      and                                                     Year
   Broward County, FL                              BSO(6)


Karnes County
   Correctional
   Center............                 Adult        Karnes    Multi-      480/99%     January   Varies      Varies
   (the "Karnes                       Correctional County    Security                1996
   Facility")                         Facility
   Karnes County, TX

Lawton Correctional
   Facility (the "Lawton
   Facility") .........               Prison      ODOC(7)    Medium    1,500/100%    December  June        Three
                                                                                     1999      2000        One-
                                                                                                           Year

Lea County Correctional
   Facility (the "Hobbs
   Facility")
   Hobbs, NM ..........               State       Lea        Multi-    1,200/90%     May       May         Annual
                                      Prison      County     Security  ---------     1998      2001

Total                                                                    5,854
                                                                       ==========

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

(3)  The United States Immigration and Naturalization Service.

(4)  The State of California Department of Corrections.

(5) The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy)

(6) The Broward County Sheriff's Office. While the actual physical occupancy rate was 90% as of January 2000, the Broward County Sheriff's office has guaranteed payment based on a 100% occupancy rate.

(7)  State of Oklahoma Department of Corrections.

         ADULT CORRECTIONAL FACILITIES. Adult correctional facilities are used to house adult inmates on a permanent basis for the duration of their sentences. The adult correctional facilities acquired by the Company include the Karnes Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility, the Hobbs Facility, and the Lawton Facility.

         The Karnes Facility is a medium security correctional facility located in Karnes City, Texas with a design capacity of 480 beds. The facility is situated on approximately 12 acres and contains approximately 77,000 square feet. Wackenhut Corrections owns an adjacent parcel of unimproved land containing approximately 30 acres at a total cost of $60,000. Wackenhut Corrections began operating this facility in January 1998 under an interim operating agreement with Karnes County and has subsequently negotiated a long-term operating agreement with Karnes County which expires in 2008.

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

         The Hobbs Facility is a new high-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 1200 beds. Construction was completed in May 1998. Wackenhut Corrections has contracted with Lea County to operate the facility, which contract expires in May 2001.

         The 1200-bed Hobbs Facility was purchased by the Company in two parts. The first 600 beds were acquired in October 1998 while the remaining 600 beds (the "Hobbs Expansion") were bought by the Company in January 1999.

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

         WORK RELEASE CENTERS. A work release center is an access-controlled community residential center which houses court-ordered residents who work in the community and participate in programs and residential services at the center. The work release center acquired by the Company is the Broward Facility.

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

         With the exceptions of the Aurora INS Processing Center and McFarland Community Correctional Facility, all of the Company's facilities are deemed "significant" because they each account for 10% or more of the Company's total assets as of December 31, 1999. For federal income tax purposes, the basis will be equal to their purchase price by the Company. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight line method, which equates to a rate of 2.5%. Real estate taxes will be paid by Wackenhut Corrections pursuant to the terms of the Leases.

         THE OPTION FACILITIES. The Option Facilities are located in two states and have an aggregate design capacity of 756 beds. The following table sets forth certain information with respect to the Option Facilities as of December 31, 1999.




                                                                             ANTICIPATED    ANTICIPATED
                                                                                DESIGN         LEASE
                                  TYPE OF     CONTRACTING    SECURITY            (BED)         TERM
     FACILITY AND LOCATION        FACILITY       ENTITY        LEVEL           CAPACITY       (YEARS)
     ---------------------        --------    -----------    --------       -------------    -----------
Michigan Youth Correctional
   Facility (the "Michigan
   Facility")..................   Juvenile      MDOC(1)       Maximum             480            10
   Lake County, MI                Correctional
                                  Facility

Jena Juvenile Justice Center
   (the "Jena Facility").......   Juvenile      LDOC(2)       Multi-              276            10
   Jena, LA                       Correctional                Security
                                  Facility

                                                                                -----
Total(5).......................                                                   756
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


         The Jena Facility is located in Jena, Louisiana and is used to house juvenile inmates. The facility is situated on approximately 100 acres, consists of an approximately 62,400 square foot structure and has a capacity for 276 beds. The Jena Facility is operated by Wackenhut Corrections under an operating agreement with the State of Louisiana, the term of which is subject to certain qualifications more fully discussed in "Subleases--The Jena Facility."
On January 7, 2000, the Company exercised its option to purchase the Jena facility for approximately $15,300,000.

LEASES AND SUBLEASES

         Simultaneous with the Company's acquisition of the Owned Facilities (and, if acquired, the Option Facilities), the Company leases such facilities either directly to Wackenhut Corrections or to WCCRE, which in turn subleases such facilities to Wackenhut Corrections. The sublease structure is used in those instances where Wackenhut Corrections is required by a contracting governmental entity in connection with the award of a facility operating agreement to afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the operating agreement upon the occurrence of certain events. Generally, in those instances where a sublease is created for the contracting governmental entity (or its designated replacement operator) to assume, the term of the sublease is commensurate with the term of the operating agreement originally entered into between Wackenhut Corrections and the governmental entity thereby affording the governmental entity the ability to plan and effectuate an orderly relocation of its inmates to another facility in the event of early termination of its operating agreement with Wackenhut Corrections. However, regardless of whether the sublease structure is created for an individual facility, Wackenhut Corrections, at all times, remains primarily liable to the Company under the leases.

         Because the leases are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of such governmental entities or allow Wackenhut Corrections the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals ("RFP"). Therefore, in such instances Wackenhut Corrections requests that the Company enter into the lease with WCCRE Inc., which in turn enters into a more basic fixed rental rate sublease with Wackenhut Corrections, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to the Company's review and approval. The Company has leased the following Owned Facilities to WCCRE Inc., each of which in turn are subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. The Company has leased the following Owned Facilities, directly to Wackenhut
Corrections: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Lawton Facility and the Karnes Facility.

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

         AMOUNTS PAYABLE UNDER THE LEASES; NET PROVISIONS. During the Fixed Term and the Extended Terms, Wackenhut Corrections is required to pay annual base rent ("Annual Base Rent") in monthly installments. The initial Annual Base Rent for each Owned Facility has been determined by calculating a figure which would yield 9.5% on the purchase price of such Owned Facility. The initial Annual Base Rent and the 1999 cash rent for the Aurora Facility are $743,734 and $758,608, for the McFarland Facility are $666,921 and $680,259, for the Queens Facility are $1,399,547 and $1,427,538, for the Central Valley Facility are $1,671,145 and $1,704,567, for the Golden State are $1,667,776 and $1,701,132, for the Desert View Facility are $1,602,149 and $1,634,192, for the Broward Facility are $1,437,229 and $1,465,973, for the Karnes Facility are $1,550,400 and
$1,581,408, for the Hobbs Facility are $4,444,894 and $4,432,553, and for the Lawton Facility are $4,347,165 and $4,178,108. Annual Base Rent for each leased property will be increased each year by the Base Rent Escalation.

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

         INDEMNIFICATION GENERALLY. Under each lease, Wackenhut Corrections indemnifies, and is obligated to save harmless, the Company from and against any and all demands, claims, causes of action, fines, penalties, damages (including consequential damages), losses, liabilities (including strict liability), judgments, and expenses (including, without limitation, reasonable attorneys' fees, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of each leased property;
(ii) any activity, work, or thing done, or permitted or suffered by Wackenhut Corrections in or about the leased property; (iii) any acts, omissions, or negligence of Wackenhut Corrections or any person claiming under Wackenhut Corrections, or the contractors, agents, employees, invitees, or visitors of Wackenhut Corrections or any such person; (iv) any claim of any person incarcerated, held or detained in the leased property, including claims alleging breach or violation of such person's civil or legal rights; (v) any breach, violation, or nonperformance by Wackenhut Corrections or the employees, agents, contractors, invitees, or visitors of Wackenhut Corrections, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of Wackenhut Corrections, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of Wackenhut Corrections; (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property; and (viii) any improvements to the leased property in order to comply with the requirements of the Americans with Disabilities Act of 1990, as amended (the "ADA").

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

         THE CALIFORNIA FACILITIES SUBLEASES. WCCRE has entered into a series of subleases (collectively the "California Subleases") with Wackenhut Corrections for the use of the California Facilities. In connection with the IPO, the Company entered into a series of leases with WCCRE pursuant to which it will recognize and agree to leave undisturbed the California Subleases. Except for the base rent, the terms and provisions of each of the California Subleases are identical. With the exception of the sublease of the McFarland Facility which expired January 1999, the term of each of the California Subleases is 120 months expiring December 16, 2007 and is coterminous with a ten year facility operating agreement entered into between Wackenhut Corrections and the State of California for each such facility. Each of the California Subleases provides for certain "termination rights" in favor of the State of California under which the State of California has the option, in the event of early termination of the operating agreement between the State of California and Wackenhut Corrections, to cause Wackenhut Corrections' interest under each of the California Subleases to be assigned to the State of California or to a replacement operator approved by the State. The California Subleases may not be modified without the prior written approval of the State of California. While the California Subleases are triple-net leases, the provisions of such subleases are generally not as favorable to the lessor as the comparable provisions of the relevant leases. If Wackenhut Corrections defaults on its obligations under the leases, the Company will be required to permit the contracting government entity to occupy the California Facilities under the provisions of the sublease. The annual base rent under the sublease is not subject to adjustment for cost of living increases or any other reason. As a result, the annual rent payable under the California Subleases may, during some portion of the term of the applicable master leases, fall below the annual rent payable under such leases. Wackenhut Corrections will nevertheless remain obligated to the Company for performance under such leases for the entire term of the California Subleases.

         THE MICHIGAN FACILITY SUBLEASE. Wackenhut Corrections entered into a lease agreement (the "Michigan Sublease") with the State of Michigan in January 1998 for an initial term of twenty years which began in December 1999. The lease may be extended at the option of the State of Michigan for two consecutive five year terms. The annual base rent is payable monthly at a fixed rate for the entire term and is subject to annual adjustments only in the amount of any increase or decrease in the cost of insurance, taxes, maintenance and repair (excluding building system replacement costs) after the base year ending August 31, 2000. The Michigan Sublease contains broad indemnification provisions obligating Wackenhut Corrections to indemnify the State of Michigan for any actions taken by it on the premises and for any breach in the performance of its obligations under the Michigan Sublease. The Michigan Sublease grants the State of Michigan the right to terminate the Michigan Sublease upon the occurrence of certain events, including nonappropriation. In the event the operating agreement with Wackenhut Corrections is terminated during the term of the Michigan Sublease, the State of Michigan has the unilateral right to appoint a replacement operator of the Facility. If Wackenhut Corrections defaults on its obligations under the lease for the Michigan Facility, the Company will be required to permit the State of Michigan to continue to occupy the facility under the terms of the Michigan Sublease which would result in the Company receiving reduced rental income from this facility. In addition, the provisions of the Michigan Sublease are not as favorable to the lessor as comparable provisions of the lease.

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

RELATIONSHIP WITH WACKENHUT CORRECTIONS CORPORATION

         Wackenhut Corrections is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. Wackenhut Corrections was founded in 1984 by Dr. George C. Zoley as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to the industry reports, Wackenhut Corrections is the second largest provider of privatized correctional and detention services in the United States and the largest provider of such services abroad, based upon the number of beds under management. As of December 31, 1999, Wackenhut Corrections had 55 correctional and detention facilities under contract or award, with an aggregate design capacity of 39,504 beds (with many of such facilities being leased by Wackenhut Corrections from the contracting government entity).

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

         Wackenhut Corrections, or a subsidiary thereof, is the lessee of, and will continue to operate, each of the Owned Facilities and, if acquired, the remaining Option Facilities. Wackenhut Corrections may sell additional correctional and detention facilities to the Company in the future and to enter into long-term, non-cancelable, triple-net leases with the Company with respect to those facilities.

THE BANK CREDIT FACILITY

         The Company obtained from the NationsBank, N.A. a $100 million bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility may be used to finance the acquisition of additional correctional and detention facilities, the expansion of existing facilities and for working capital requirements. The Bank Credit Facility has a term of five years secured by the Company's facilities, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company's facilities or the aggregate of the appraised value of such facilities (the "Total Value"). Under the terms of the Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 95% of net income (subject to certain adjustments) in any calendar year or 100% of funds available for distribution in any calendar quarter. Borrowings under the Bank Credit Facility bear interest at a variable rate equal to: (w) LIBOR plus 125 basis points if the Company's total outstanding indebtedness is less than 25% of the Total Value; (x) LIBOR plus 150 basis points if the Company's total outstanding indebtedness is greater than 25% but less than or equal to 35% of the Total Value; (y) LIBOR plus 175 basis points if the Company's total outstanding indebtedness is greater than 35% but less than or equal to 40% of the Total Value, and (z) LIBOR plus 200 basis points if the Company's total outstanding indebtedness is greater than 40% of the Total Value but less than or equal to 50% of the Total Value; in each case, calculated based on interest periods of one, two, three or six months at the option of the Operating Partnership. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Bank Credit Facility and and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Bank Credit Facility, the Company paid fees of approximately $2.2 million. As of December 31, 1999, the amount of outstanding indebtedness under the Bank Credit Facility was $69.0 million. As of March 24, 2000, primarily as a result of purchasing the Jena Facility, the amount of outstanding indebtedness under the Bank Credit Facility was $84.0 million.

COMPETITION

         The facilities are, and any additional correctional and detention facilities acquired by the Company will be, subject to competition for inmates from private prison managers and possibly governmental entities. The number of inmates in a particular area could have a material effect on the operating revenues of the Company's correctional and detention facilities. In addition, operating revenues of the Company's correctional and detention facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. The Company is subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

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

         AMERICANS WITH DISABILITIES ACT. The facilities are subject to the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities, such as correctional facilities, be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Receipt of a satisfactory ADA compliance report is required prior to the Company's acquisition of each such facility. Nonetheless, under the Master Lease, Wackenhut Corrections is required to make any necessary modifications or improvements to comply with the ADA and to indemnify the Company from any liabilities in connection therewith.

TAX CONSIDERATIONS AND TAX STATUS OF THE COMPANY

         The Company has elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the corporate level on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 95% of its annual real estate investment trust taxable income. Although the Company believes it operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal or tax considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Trustees to revoke the REIT election if the Board of Trustees and the holders of two-thirds of all outstanding shares of beneficial interest of the Company determine that such factors make it no longer beneficial to qualify as a REIT.

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

         FINANCING POLICIES. The Company presently intends to maintain its Debt Policy (measured at the time a borrowing occurs), which requires a ratio of total consolidated indebtedness to the sum of total market capitalization and total consolidated indebtedness of 50% or less. The Board of Trustees may, however, from time to time reevaluate this policy and decrease or increase such ratio accordingly. The Company determines its financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. The Company has established the $100 million Bank Credit Facility which may be used to finance the acquisition of additional correctional and detention facilities (including the Option Facilities and the Future Facilities), the expansion of existing facilities and for working capital requirements. If the Board of Trustees determines that additional funding is desirable, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.

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

         Although it does not currently intend to do so, the Company may make investments other than as previously described, provided that such investments do not disqualify the Company from its REIT status. The Company may repurchase or otherwise reacquire Common Shares or any other securities it may issue and may engage in such activities in the future. The Board of Trustees has no present intention of causing the Company to repurchase any of the Common Shares, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations. Although it may do so in the future, the Company has not issued Common Shares or any other securities in exchange for property, nor has it reacquired (other than the 1,000 founder's shares) any of its Common Shares or any other securities. The Company may make loans to third parties, including, without limitation, to its officers and to joint ventures in which it decides to participate. Such loans generally require the approval of the Board of Trustees, and loans to Wackenhut Corrections and its affiliates or to a joint venture in which Wackenhut Corrections participates require the approval of the Company's Independent Committee.

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

SUBSEQUENT EVENT

         On January 7, 2000, the Company acquired the second of the Option Facilities, the Jena Juvenile Justice Center (the "Jena Facility") in Jena, Louisiana with a design capacity of approximately 276 beds for approximately $15 million.

ITEM 2. PROPERTIES.

         For a description of the facilities owned and leased by the Company, see "Item 1. Business." The Company also leases 1,800 square feet of office space at an annual rent of approximately $40,000. The term of such lease expires on April 30, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since April 23, 1998, the Company's Common Shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "CPV." The following table sets forth the range of high and low sales prices for the Common Shares for the period from April 23, 1998 to December 31, 1999, as reported by NYSE.

                                              1999                        1998
                                       ---------------------       ---------------------
                                         HIGH          LOW           HIGH          LOW
                                       -------       -------       -------       -------
First Quarter                         $19 3/8       $14 3/4          N/A           N/A
Second Quarter                         17  11/18     13 3/16      $23 7/16       $19 3/16
Third Quarter                          16  3/8       13 7/16       21 5/8         13 5/8
Fourth Quarter                         14  11/16     11 1/8        20             15


         As of March 13, 2000, there were 7,130,000 shares of Common Shares outstanding, held by 92 shareholders of record. The Company believes that certain holders of record hold a substantial number of shares of Common Shares as nominees for a significant number of beneficial owners.

RECENT SALES OF UNREGISTERED SECURITIES

         None

DISTRIBUTIONS

         Subsequent to the IPO, the Company has paid regular quarterly distributions to its shareholders. The Board of Trustees, in its sole discretion, has determined the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. In 1999, the Company paid four cash dividend distributions (two in the amount of $.35 per common share and two in the amount of $.365 per common share) totalling $1.43 per common share. In 1998, the Company paid two cash dividends totaling $.60 per common share (one in the amount of $.25 per common share and the other in the amount of $.35 per common share).

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below are derived from the Company's consolidated financial statements which appear elsewhere in this report. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Result of Operations," and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                      1/1/99       2/18/98
                                                        to            to
(In thousands, except per share amounts)             12/31/99      12/31/98
---------------------------------------------------------------------------
OPERATING RESULTS
Revenue                                              $ 20,329      $  8,628
Net income                                              8,728         5,386
Weighted average shares outstanding, diluted            7,130         5,546
Net income per share, diluted                            1.22          0.97
Funds from operations                                  13,612         7,276
Funds from operations per share, diluted                 1.91          1.31

DIVIDENDS
Cash distribution per share                          $   1.43      $    .60

BALANCE SHEET DATA (DECEMBER 31, 1999 AND 1998)
Real estate properties, net                          $200,415      $137,597
Total assets                                          203,548       142,764
Revolving line of credit                               69,200         9,000
Total liabilities                                      72,788        10,765
Total shareholders' equity                            130,760       131,999
---------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

FORWARD-LOOKING STATEMENTS

         The management's discussion and analysis of financial condition and results of operations contains forward-looking statements that are based on current expectations, estimates and projections about the business marketplace in which Correctional Properties Trust (the "Company") operates. This section of the annual report also includes management's beliefs and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

         Future Factors include, without limitation, increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for revenue; interest rate risk; continued availability of financing; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities and Exchange Commission.


         The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto.

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

         The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. The Company's facilities are privately managed facilities that are operated by Wackenhut Corrections Corporation ("WCC"). However, the Company is pursuing other acquisition opportunities, including correctional facilities owned and operated by various government entities and private operators other than WCC.

         Substantially all of the Company's revenues are derived from: (i) rents received under triple-net leases of correctional and detention facilities; and
(ii) interest earned from the temporary investment of funds in short-term investments.

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

         The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments, and expects to continue to incur short-term indebtedness, and related interest expense.

         The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

         The Company was formed on February 18, 1998. Therefore, no prior full-year comparison is available. However, the period from February 18, 1998 (Inception) to December 31, 1998 is compared with the year ended December 31, 1999.

FINANCIAL CONDITION

RESULTS OF OPERATIONS

         For the twelve months ended December 31, 1999, rental revenues increased to $20,293,000 from $8,132,000 for the period from February 18, 1998 (Inception) to December 31, 1998. This increase resulted primarily from the Company's incremental revenue associated with completing the purchases of the Lawton Community Correctional Facility (the "Lawton Facility") for a total cost of approximately $46,000,000 and the expansion of the Lea County Correctional Facility (the "Hobbs Expansion") for a total cost of approximately $20,000,000 during January 1999.

         WCC has leased both the Hobbs Facility and the Lawton Facility from the Company for an initial term of ten years, with three additional renewal options for terms of five years each. The leases provide for a base rent equal to 9.5% of the total purchase price of each facility and annual rent escalations equal to the annual increase in the Consumer Price Index--All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the "CPI"), subject to a minimum annual increase of 3% at the end of years one and two and a maximum annual increase of 4% throughout the term of the leases.

         Interest income for the twelve months ended December 31, 1999 decreased to $36,000 from $496,000 for the period from February 18, 1998 (Inception) to December 31, 1998. During both periods the Company invested cash in short-term instruments bearing interest between 5% and 6%. However, cash available to the Company subsequent to its April 1998 initial public offering generated interest income throughout 1998. The Company used the cash available in 1998 to fund a portion of the Lawton Facility and the Hobbs Expansion, each acquired in 1999. The diminished 1999 cash balance resulted in a smaller amount of interest income during the twelve months ended December 31, 1999 compared to the prior period.

         Depreciation increased to $4,884,000 for the twelve months ended December 31, 1999 from $1,890,000 for the period from February 18, 1998 (Inception) to December 31, 1998. This increase resulted primarily from the acquisition of the Lawton Facility and the Hobbs Expansion in January 1999.

         General and administrative expenses increased to $1,491,000 for the twelve months ended December 31, 1999 from $1,052,000 for the period from February 18, 1998 (Inception) to December 31, 1998. The change resulted from increases in management salaries and benefits, accounting, legal and other administrative costs.

         The Company has a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand current facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. Additionally, the Bank Credit Facility is secured by the Company's ten facilities at December 31, 1999.

         Interest expense increased to $5,226,000 for the twelve months ended December 31, 1999 from $300,000 for the period from February 18, 1998 (Inception) to December 31, 1998. This increase resulted primarily from increased borrowings associated with the acquisition of the Lawton Facility and the Hobbs Expansion in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. All facilities owned by the Company are leased under triple-net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the leases.

         The Bank Credit Facility enables the Company to borrow generally at floating rates between a 125 to 200 basis point spread over LIBOR. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's compliance with a number of covenants.

         During the twelve months ended December 31, 1999, the Company made additional borrowings of $60,200,000 under the Bank Credit Facility to finance the acquisition of the 600-bed Hobbs Expansion for approximately $20,000,000, and the acquisition of the Lawton Facility for approximately $46,000,000. Both transactions closed on January 15, 1999. Working capital funded the balance of the purchases. As of December 31, 1999, $69,200,000 had been drawn on the Bank Credit Facility. As a result of a purchase of the Jena Juvenile Justice Center on January 7, 2000 (discussed in the Subsequent Events section of the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report) approximately $84,000,000 has been drawn on the Bank Credit Facility as of February 28, 2000. Without consideration of potential non-recourse borrowings or increases in borrowings from further acquisitions, the Company had the ability to borrow approximately an additional $7 million immediately without further acquisitions under the Bank Credit Facility at December 31, 1999.

         The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, subject to certain limitations, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC.

         The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its intention to maintain a moderate ratio of debt to total capitalization, it may be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue is the result of shortcomings in many electronic data processing systems and other equipment that may make operations beyond the year 1999 troublesome. While the Company has completed an assessment of its computer systems and software applications and believes that both are Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. WCC has informed the Company that it has completed several information system initiatives, including the replacement of certain of WCC's computer systems to be Year 2000 compliant. Any Year 2000 compliance problem of the Company, its lessees or other third parties could result in a material adverse effect on the Company's business, prospects, results of operations and financial condition.

         The Company's Year 2000 compliance process may be described in three phases. The awareness phase encompasses developing a budget and project plan. The assessment phase identifies mission-critical systems to check for compliance. The validation phase involves testing the systems. The Company completed all phases before the end of 1999.

         The Company incurred expenses related to Year 2000 compliance. These costs included time and effort of internal staff and consultants for validation. The total costs, funded from working capital and not considered material, for achieving Year 2000 compliance are estimated to be less than $5,000.

         These total costs incurred exclude payroll costs of internal staff related to Year 2000 compliance as the Company does not separately track such costs. Deferral of other projects that would have a material effect on operations has not been required, nor anticipated, as a result of the Company's Year 2000 efforts.

         Management reviewed the state of Year 2000 readiness for third parties with which the Company shares a material relation, such as banks and vendors used by the Company. The Company is unaware of any third-party Year 2000 issues that would materially effect these relations.

         As of the date of this Annual Report, the Company has not encountered issues associated with Year 2000 compliance. While the Company believes itself to be Year 2000 compliant for all major systems, there can be no assurance that defects will not be discovered in the future.

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

         The following table presents the Company's FFO for the periods from January 1 to December 31, 1999 and from February 18, 1998 (Inception) to December 31, 1998:

(All amounts in thousands,
except per share amounts)                             1999         1998
-------------------------------------------------------------------------------
Net Income                                         $ 8,728      $ 5,386
Real estate depreciation                             4,884        1,890
-------------------------------------------------------------------------------
Funds from operations                              $13,612      $ 7,276
-------------------------------------------------------------------------------
Common shares outstanding
  Basic                                              7,130        5,541
  Diluted                                            7,130        5,546
-------------------------------------------------------------------------------


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

         As of December 31, 1999, $69,200,000 had been drawn on the Bank Credit Facility at an average rate of 7.9% through January 29, 2000. No indebtedness greater than one month in duration existed as of December 31, 1999. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2000 would result in an increase in interest expense for fiscal year 2000 of approximately $692,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements for the year ended December 31, 1999 and the respective notes thereto, is set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Correctional Properties Trust:

         We have audited the accompanying consolidated balance sheets of Correctional Properties Trust (a Maryland trust) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1999 and for the period from February 18, 1998 (Inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Correctional Properties Trust and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the fiscal year ended December 31, 1999 and for the period from February 18, 1998 (Inception) to December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
January 20, 2000.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
December 31, 1999 and December 31, 1998


(Amounts in thousands, except per share amounts)                                              1999            1998
------------------------------------------------------------------------------------------------------------------
Assets
Real estate properties, at cost
  Correctional and detention facilities                                                  $ 207,189       $ 139,487
  Less--accumulated depreciation                                                            (6,774)         (1,890)
------------------------------------------------------------------------------------------------------------------
    Net real estate properties                                                             200,415         137,597
Cash and cash equivalents                                                                      121           2,325
Deferred financing costs                                                                     1,654           2,094
Other assets                                                                                 1,358             748
------------------------------------------------------------------------------------------------------------------
    Total assets                                                                         $ 203,548       $ 142,764
------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses                                                    $   1,899       $     661
Deferred revenue                                                                             1,689           1,104
Revolving line of credit                                                                    69,200           9,000
------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                       72,788          10,765
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 6)
Shareholders' equity
  Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding             --              --
  Common shares, $.001 par value; 150,000,000 shares
    authorized; 7,130,000 shares issued and outstanding                                          7               7
  Capital in excess of par value                                                           131,112         130,884
  (Distributions in excess of income) balance of undistributed income                         (359)          1,108
------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                             130,760         131,999
------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                           $ 203,548       $ 142,764
==================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
Year ended December 31, 1999 and period from February 18, 1998 (Inception) to December 31, 1998

(Amounts in thousands, except share amounts)                                                 1999        1998
---------------------------------------------------------------------------------------------------------------
Revenues
  Rental                                                                                   $20,293      $ 8,132
  Interest                                                                                      36          496
---------------------------------------------------------------------------------------------------------------
                                                                                            20,329        8,628
---------------------------------------------------------------------------------------------------------------
Expenses
  Depreciation                                                                               4,884        1,890
  General and administrative                                                                 1,491        1,052
  Interest                                                                                   5,226          300
---------------------------------------------------------------------------------------------------------------
                                                                                            11,601        3,242
---------------------------------------------------------------------------------------------------------------
Net income                                                                                 $ 8,728      $ 5,386
---------------------------------------------------------------------------------------------------------------
Net income per common share
  Basic                                                                                    $  1.22      $  0.97
  Diluted                                                                                  $  1.22      $  0.97
---------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding,
  Basic                                                                                      7,130        5,541
  Diluted                                                                                    7,130        5,546
---------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Year ended December 31, 1999 and period from February 18, 1998 (Inception) to December 31, 1998

                                                                                                    (Distributions
                                                                                                       in excess
                                                                                                      of income)
                                                                Common shares         Capital in      balance of
                                                           -----------------------     excess of    undistributed
(Amounts in thousands)                                      Shares          Amount     par value        income          Total
-----------------------------------------------------------------------------------------------------------------------------------
Initial capital contribution                                   --      $      --      $       3      $      --       $       3
Initial public offering of shares, net of issuance costs    7,130              7        130,719             --         130,726
Non-cash compensation charge                                   --             --            162             --             162
Net income                                                     --             --             --          5,386           5,386
Distributions to shareholders                                  --             --             --         (4,278)         (4,278)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                  7,130              7        130,884          1,108         131,999
Non-cash compensation charge                                   --             --            228             --             228
Net income                                                     --             --             --          8,728           8,728
Distributions to shareholders                                  --             --             --        (10,195)        (10,195)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                  7,130      $       7      $ 131,112      $    (359)      $ 130,760
===================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 1999 and period from February 18, 1998 (Inception) to December 31, 1998


(Amounts in thousands)                                                                         1999            1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                                                               $   8,728       $   5,386
  Adjustments to net income:
    Depreciation of real estate properties                                                     4,884           1,890
    Other amortization                                                                           668             271
    Changes in assets and liabilities:
       Other assets                                                                             (610)           (748)
       Accounts payable and accrued expenses                                                   1,238             661
       Deferred revenue                                                                          585           1,104
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                            15,493           8,564
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities
  Acquisition of real estate properties                                                      (67,702)       (139,487)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Initial capitalization                                                                          --               3
  Proceeds from initial public offering, net of offering costs                                    --         130,726
  Distributions to shareholders                                                              (10,195)         (4,278)
  Proceeds from revolving line of credit                                                      60,200           9,000
  Deferred financing costs                                                                        --          (2,203)
----------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                            50,005         133,248
----------------------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents                                 (2,204)          2,325
Cash and cash equivalents, beginning of period                                                 2,325              --
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $     121       $   2,325
Cash paid for interest                                                                     $   1,279       $     185
----------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999

1. ORGANIZATION AND OPERATIONS

         Correctional Properties Trust (the "Company") was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities. At December 31, 1999 the Company's facilities were all leased to Wackenhut Corrections Corporation (together with its subsidiaries, "WCC"). Therefore, these financial statements do not present multi-segment information.

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

         Simultaneous with the completion of the IPO, the Company acquired the following eight correctional and detention facilities (the "Initial Facilities"), located in five states with an aggregate design capacity of 3,154 beds, from WCC for an aggregate purchase price of $113,000,000 (collectively, the "Formation Transactions"):

            (i)   Aurora INS Processing Center (Aurora, Colorado);
           (ii)   McFarland Community Correctional Facility (McFarland,
                  California);
          (iii)   Queens Private Correctional Facility (New York, New York);
           (iv) Central Valley Community Correctional Facility (McFarland, California);
            (v) Golden State Community Correctional Facility (McFarland, California);
           (vi) Desert View Community Correctional Facility (Adelanto, California);
          (vii)   Broward County Work Release Center (Broward County, Florida);
                  and
         (viii)   Karnes County Correctional Center (Karnes County, Texas).

         As part of the Formation Transactions, the Company also entered into agreements with WCC to lease the Initial Facilities back to WCC pursuant to long-term, non-cancelable triple-net leases (the "Leases") which require WCC to pay all operating expenses, taxes, insurance and other costs. The Leases provide for an initial term of 10 years that may generally be extended by WCC for three five-year terms at fair market rental rates. The Leases provide for a base rent equal to 9.5% of the total purchase price of each Initial Facility and annual rent escalations equal to the annual increase in the Consumer Price Index--All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the "CPI"), subject to a minimum annual increase of 3% at the end of years one and two and a maximum annual increase of 4% throughout the term of the Leases.

         Further, the Company has entered into a Right to Purchase Agreement with WCC, pursuant to which the Company will have the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and WCC), to acquire and lease back to WCC any future facilities, subject to exception where the sale or transfer of ownership of a facility is previously restricted.

         On October 30, 1998, Correctional Properties Trust completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the "Hobbs Facility") for approximately $26,500,000.

         During January 1999, the Company completed the acquisition of the 600-bed expansion of the Hobbs Facility for approximately $20,000,000. The Company also purchased from WCC on January 15, 1999 for approximately $46,000,000 the Lawton Correctional Facility (the "Lawton Facility"). The prices of both facilities consisted of WCC's project costs. WCC has agreed to leaseback the Lawton Facility from the Company for an initial term of ten years, with three additional renewal options for terms of five years each. The renewal terms are to be determined by fair market rental rates.

CORRECTIONAL PROPERTIES TRUST

December 31, 1999



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

REAL ESTATE PROPERTIES

         Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life of 40 years for buildings and improvements.

         As of December 31, 1999, the Company had investments in ten leased real estate properties totaling approximately $207,200,000. Components of these real estate investments at cost are as follows:

--------------------------------------------------------------------------------
Land and land improvements                         $  8,400,000

Buildings and improvements                         $198,800,000
--------------------------------------------------------------------------------

LONG-LIVED ASSETS

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" requires that long-lived assets, including certain identifiable intangibles and the good-will related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition.

LEASES AND RENTAL INCOME

         All leases are accounted for as operating leases. Lease revenue is earned on a straight-line basis over the lease term including the impact of the scheduled rent increases for the leases. Deferred revenue represents monthly rent received in advance from WCC. The annual minimum rent income to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 1999 are as follows:

(In thousands)
Fiscal year                                                         Annual rent
--------------------------------------------------------------------------------

2000                                                                  $ 22,241
2001                                                                    22,631
2002                                                                    22,703
2003                                                                    22,703
2004                                                                    22,703
Thereafter                                                              86,498
--------------------------------------------------------------------------------
                                                                      $199,479
--------------------------------------------------------------------------------

FEDERAL INCOME TAXES

         The Company has sought qualification as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code commencing with its taxable period ended December 31, 1998. The Company intends to continue to seek to qualify as a REIT in the future. As a result, management believes the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 95% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

CORRECTIONAL PROPERTIES TRUST

December 31, 1999

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and the revolving line of credit approximate fair value.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the effective date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3. BANK CREDIT FACILITY

         The Company has a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand current facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. Additionally, the Bank Credit Facility is secured by all of the Company's facilities at December 31, 1999. The Company has the ability to borrow additional non-recourse funds subject to various additional limitations discussed in the Bank Credit Facility. As of December 31, 1999, $69,200,000 had been drawn on the Bank Credit Facility at an average rate of 7.9% based upon LIBOR plus an applicable margin through January 29, 2000. No indebtedness greater than 30 days in duration existed as of December 31, 1999.

4. SHARE OPTION AND INCENTIVE PLANS

         The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees.

         In conjunction with the IPO, the Company granted options with respect to an aggregate of 590,000 common shares to officers, employees and trustees. The exercise price for such options is the IPO price of $20.00. The term of such options is ten years from the date of grant. In general, the options granted to executive officers and employees vested immediately as to one-fourth of the aggregate of 565,000 shares subject thereto and vested as to the remaining shares ratably on the first, second, and third anniversary of the date of grant, respectively. The options granted to the non-employee trustees as to an aggregate of 25,000 shares vested in full at the date of grant. The value of options granted to non-employees as to an aggregate of 240,000 shares is being charged to compensation expense over the life of the options. The amount of related compensation expense recognized in 1999 and 1998, respectively, was approximately $228,000 and $162,000.

         On January 21, 1999 the Company granted options with respect to an aggregate of 51,000 shares to officers and employees and with respect to an aggregate of 10,000 shares to non-employee trustees. Such options were granted at an exercise price of $17.31 per share, the fair market value at

CORRECTIONAL PROPERTIES TRUST

December 31, 1999



date of grant. The term of these options is ten years from the date of grant. The options granted to officers vest immediately as to one-fourth of the shares subject thereto, and vest as to the remaining shares ratably on the first, second and third anniversary of the grant date. The options granted to the trustees vested in full at the date of grant.


         A summary of the status of the Company's stock option plans, including their weighted average option exercise price, as of December 31, 1999 and December 31, 1998, respectively, is presented below:

                                       1999                              1998
                              ------------------------          -------------------------
                                              Exercise                         Exercise
                              Shares           price            Shares           price
-----------------------------------------------------------------------------------------
Outstanding at
  beginning of year           590,000      $     20.00               --               --
Options granted                61,000      $     17.31          590,000      $     20.00
Options exercised                  --               --               --               --
Options forfeited                  --               --               --               --
-----------------------------------------------------------------------------------------
Outstanding at
  end of year                 651,000      $17.31-$20.00        590,000      $     20.00
-----------------------------------------------------------------------------------------
Exercisable at
  end of year                 334,750                           166,250
-----------------------------------------------------------------------------------------



         Significant option groups outstanding at December 31, 1999, and related weighted average price and life information, are as follows:

                                              Exercise      Remaining life
Grant date   Outstanding     Exercisable       price         outstanding
--------------------------------------------------------------------------------
  4/28/98      590,000         307,500         $20.00         8.3 years
  1/21/99       61,000          27,250         $17.31         9.1 years
--------------------------------------------------------------------------------
               651,000         334,750
--------------------------------------------------------------------------------

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option-pricing model for all options granted after January 1, 1995, the Company's pro forma net income, pro forma net income per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                                 1999               1998
--------------------------------------------------------------------------------
Pro forma net income                       $      8,512       $      4,999
Pro forma basic earnings per share                 1.19               0.90
Pro forma diluted earnings per share               1.19               0.90
Pro forma weighted average fair value
  of options granted                               0.51               2.42
Discount interest rate                             4.69%              5.79%
Expected life (years)                                10                 10
Expected volatility                                13.9%              23.0%
Quarterly dividend rate                             8.1%               7.0%
--------------------------------------------------------------------------------

CORRECTIONAL PROPERTIES TRUST

December 31, 1999


5. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares after considering the additional dilution. The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except share data):

                                                               For the period
                                                Year ended    February 18, 1998
                                               December 31,    to December 31,
                                                   1999              1998
------------------------------------------------------------------------------
EPS
  Net income                                  $      8,728      $      5,386
------------------------------------------------------------------------------
  Weighted average shares--basic                     7,130             5,541
------------------------------------------------------------------------------
  Per share--basic                            $       1.22      $       0.97
------------------------------------------------------------------------------
  Effect of dilutive stock options                      --                 5
------------------------------------------------------------------------------
  Weighted average shares--diluted                   7,130             5,546
------------------------------------------------------------------------------
  Per share--diluted                          $       1.22      $       0.97
------------------------------------------------------------------------------


    Options to purchase 590,000 shares of the Company's stock at $20.00 per share have been outstanding since February 20,1998. Options to purchase an additional 61,000 shares were granted at a fair market value exercise price of $17.31 per share on January 21, 1999. None of these options were included in the computation of diluted EPS in 1999 because their effect would be anti-dilutive. All options expire in either the years 2008 or 2009 and were still outstanding at December 31, 1999.

6. COMMITMENTS AND CONTINGENCIES

         The nature of the Company's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no known pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

         The Company leases office space and data processing equipment under non-cancelable operating leases expiring between 2000 and 2001. Rent expense for fiscal year ended December 31, 1999 was $43,000.

         The minimum commitments under these obligations are as follows:

Year                                                       Minimum commitment
--------------------------------------------------------------------------------
2000                                                             $29,000
2001                                                               5,000
--------------------------------------------------------------------------------
Total                                                            $34,000
--------------------------------------------------------------------------------

CORRECTIONAL PROPERTIES TRUST

December 31, 1999


7. SAVINGS PLAN

         The Company has a 401(k) retirement plan (the "401(k) Plan") covering all of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401(k) Plan. Contributions of participants are not matched by the Company. For the years ended December 31, 1999 and December 31, 1998, the Company incurred costs of $1,212 and $6,027 in connection with the 401(k) Plan.

8. SUBSEQUENT EVENTS

         The Company purchased the Jena Juvenile Justice Center from WCC on January 7, 2000 for approximately $15,300,000, using funds available under the Bank Credit Facility. WCC will lease the newly constructed 276-bed facility, located in Jena, Louisiana, at an initial cap rate of 11% with 4% annual escalators from the Company for an initial term of ten years, with three additional renewal options of five years each in length. The lease provides for fixed rental payments to the Company without regard for occupancy. WCC currently operates the facility under a 25-year contract with the State of Louisiana. As of January 7, 2000, approximately $84,000,000 had been drawn on the Bank Credit Facility.

         On January 20, 2000, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended December 31, 1999, to shareholders of record on February 3, 2000. The distribution will be paid on February 17, 2000 and represents a distribution for the period from September 1, 1999 through December 31, 1999.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   As of or for the period ended:
                                         --------------------------------------------------
(In thousands,                             1st           2nd          3rd            4th
except per share data)                   Quarter       Quarter      Quarter        Quarter
-------------------------------------------------------------------------------------------
1999
-------------------------------------------------------------------------------------------
Real estate properties, net              $202,531      $202,899      $201,657      $200,415
Total assets                              207,407       206,058       204,726       203,548
Revenue                                     4,872         5,129         5,162         5,166
Net income                                  2,212         2,207         2,161         2,148
Net income per share, diluted                0.31          0.31          0.30          0.30
Funds from operation                        3,380         3,439         3,403         3,390
Cash distribution per share                  0.35          0.35         0.365         0.365

                                           As of or for the period ended:
                                        ---------------------------------------
(In thousands,                             2nd           3rd           4th
except per share data)                  Quarter(*)     Quarter       Quarter
-------------------------------------------------------------------------------
1998
-------------------------------------------------------------------------------
Real estate properties, net              $112,581      $111,925      $137,597
Total assets                              132,211       132,569       142,764
Revenue                                     2,139         3,099         3,390
Net income                                  1,305         2,080         2,001
Net income per share, diluted                0.27          0.29          0.28
Funds from operation                        1,765         2,742         2,769
Cash distribution per share                    --          0.25          0.35

* Operations commenced on April 28, 1998

                                    PART III

         The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in the definitive Proxy Statement of the Company relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Correctional Properties Trust Consolidated Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 1999 and
                    December 31, 1998

                  Consolidated Statement of Income for the year ended
                    December 31, 1999 and period from February
                    18, 1998 (inception) to December 31, 1998

                  Consolidated Statement of Shareholders Equity for year ended
                    December 31, 1999 and the period from February 18, 1998 (inception) to December 31, 1998

                  Consolidated Statement of Cash Flows for the year ended
                    December 31, 1999 and period from February 18, 1998 (inception) to December 31, 1998

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


Date: March 30, 2000                          CORRECTIONAL PROPERTIES TRUST
                                                   (Registrant)

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


               SIGNATURE                                   TITLE                                     DATE
               ---------                                   -----                                     -----
/s/ Dr. George C. Zoley                            Chairman of the Board                         March 30, 2000
----------------------------------------------
        Dr. George C. Zoley

/s/ Richard R. Wackenhut                           Vice-Chairman of the Board                    March 30, 2000
----------------------------------------------
        Richard R. Wackenhut

/s/ George R. Wackenhut                            Trustee                                       March 30, 2000
----------------------------------------------
        George R. Wackenhut

/s/ Anthony P. Travisono                           Trustee                                       March 30, 2000
----------------------------------------------
        Anthony P. Travisono

/s/ Clarence E. Anthony                            Trustee                                       March 30, 2000
----------------------------------------------
        Clarence E. Anthony

/s/ Robert R. Veach, Jr.                           Trustee                                       March 30, 2000
----------------------------------------------
        Robert R. Veach, Jr.

/s/ James D. Motta                                 Trustee                                       March 30, 2000
----------------------------------------------
        James D. Motta

/s/ William M. Murphy                              Trustee                                       March 30, 2000
----------------------------------------------
        William M. Murphy

/s/ Patrick T. Hogan                               Vice-President, Chief Financial Officer,      March 30, 2000
----------------------------------------------     Secretary and Treasurer
        Patrick T. Hogan                           (Principal financial and accounting
                                                   officer)


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

10.9  Correctional Properties Trust 1999 Employee Share Incentive Plan (6)+

10.10 Agreement of Sale and Purchase dated October 30, 1998 between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.11 Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership, L.P., Correctional Properties Trust, NationsBank, N.A., NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time (5)

10.12 Agreement of Sale and Purchase dated January 15, 1999 between Wackenhut Corrections Corporation and CPT Operating Partnership LP*

10.13 Agreement of Sale and Purchase dated January 7, 2000 between Wackenhut Corrections Corporation and CPT Operating Partnership LP*

21.1  List of Subsidiaries of Correctional Properties Trust (4)

23.1  Consent of Arthur Andersen LLP*

27.1  Financial Data Schedule

-------------
*    Filed herewith.

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

(6) Incorporated by reference to exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 1998 filed with the Commission on March 31, 1999.