Form 10-Q
period 2000-03-31
CORRECTIONAL PROPERTIES TRUST
filed 2000-05-11
CIK 1056218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended: March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From _______________ to _______________

                        Commission File Number: 1- 14031

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

                                    7,130,000
               (Outstanding shares of the issuer's common shares,
                 $0.001 par value per share as of May 12, 2000)



================================================================================

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX




--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

      a)  Consolidated Balance Sheets                                       3
          as of March 31, 2000 and December 31, 1999

      b)  Consolidated Statements of Income
          for the three months ended March 31, 2000 and 1999                4

      c)  Consolidated Statements of Cash Flow
          for the three months ended March 31, 2000 and 1999                5

      d)  Notes to Consolidated Financial Statements                        6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

      Item 3. Quantitative and Qualitative Disclosures About               10
              Market Risk

PART II - OTHER INFORMATION

      Item 6. Exhibits                                                     11

SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  AS OF  MARCH 31, 2000 AND DECEMBER 31, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               March 31,     December 31,
                                                                 2000            1999
                                                             (Unaudited)
                                                             -----------     -----------
ASSETS
REAL ESTATE PROPERTIES, AT COST
  CORRECTIONAL AND DETENTION FACILITIES                       $ 222,501       $ 207,189
  LESS - ACCUMULATED DEPRECIATION                                (8,105)         (6,774)
                                                              ---------       ---------
    NET REAL ESTATE PROPERTIES                                  214,396         200,415

CASH AND CASH EQUIVALENTS                                            83             121
DEFERRED FINANCING COSTS                                          1,544           1,654
OTHER ASSETS                                                      1,507           1,358
                                                              ---------       ---------
     TOTAL ASSETS                                             $ 217,530         203,548
                                                              =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                           1,574           1,899
  DEFERRED REVENUE                                                1,830           1,689
  REVOLVING LINE OF CREDIT                                       83,700          69,200
                                                              ---------       ---------
     TOTAL LIABILITIES                                           87,104          72,788
                                                              ---------       ---------
SHAREHOLDERS' EQUITY
  PREFERRED SHARES, $.001 PAR VALUE;
  50,000,000 SHARES AUTHORIZED;
    NONE OUTSTANDING                                                 --              --
  COMMON SHARES, $.001 PAR VALUE;
  150,000,000 SHARES AUTHORIZED;
    7,130,000 ISSUED AND OUTSTANDING                                  7               7
  CAPITAL IN EXCESS OF PAR VALUE                                131,149         131,112
  BALANCE OF UNDISTRIBUTED INCOME                                  (730)           (359)
                                                              ---------       ---------
     TOTAL SHAREHOLDERS' EQUITY                                 130,426         130,760
                                                              ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 217,530       $ 203,548
                                                              =========       =========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                  March 31,    March 31,
                                                                    2000         1999
                                                                  --------     ---------
                                                                        (Unaudited)
REVENUES
 RENTAL                                                           $ 5,647       $ 4,861
 INTEREST                                                               2            11
                                                                  -------       -------
                                                                    5,649         4,872
                                                                  -------       -------
EXPENSES
 DEPRECIATION                                                       1,331         1,168
 GENERAL AND ADMINISTRATIVE                                           357           370
 INTEREST                                                           1,730         1,122
                                                                  -------       -------
                                                                    3,418         2,660
                                                                  -------       -------

NET INCOME                                                        $ 2,231       $ 2,212
                                                                  =======       =======

NET INCOME PER COMMON SHARE

    BASIC                                                         $  0.31       $  0.31
                                                                  =======       =======
    DILUTED                                                       $  0.31       $  0.31
                                                                  =======       =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC                7,130         7,130
                                                                  =======       =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED              7,130         7,130
                                                                  =======       =======



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)


                                                                   March 31,           March 31,
                                                                     2000                1999
                                                                   ---------           --------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                                      $  2,231           $  2,212
   ADJUSTMENTS TO NET INCOME:
   DEPRECIATION OF REAL ESTATE ASSETS                                 1,331              1,168
   OTHER AMORTIZATION                                                   147                168
   CHANGES IN ASSETS AND LIABILITIES:
   OTHER ASSETS                                                        (149)              (185)
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               (325)               345
   DEFERRED REVENUE                                                     141                524
                                                                   --------           --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       3,376              4,232
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
   ACQUISITION OF REAL ESTATE INVESTMENTS                           (15,312)           (66,102)
                                                                   --------           --------
      NET CASH USED IN INVESTING ACTIVITIES                         (15,312)           (66,102)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID                                                    (2,602)            (2,496)
   BORROWINGS UNDER LINE OF CREDIT                                   14,500             64,000
                                                                   --------           --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      11,898             61,504
                                                                   --------           --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (38)              (366)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            121              2,325
                                                                   --------           --------
CASH AND CASH EQUIVALENTS, END OF QUARTER                          $     83           $  1,959
                                                                   ========           ========
CASH PAID FOR INTEREST                                             $  1,368           $    811
                                                                   ========           ========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1. GENERAL

The consolidated financial statements of the Company include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424 (b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein and the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3. ACQUISITIONS

On January 7, 2000 the Company purchased the Jena Juvenile Justice Center (the "Jena Facility") from Wackenhut Corrections Corporation ("WCC") for approximately $15,300,000 using funds available under a $100 million secured line of credit (the "Bank Credit Facility"). WCC will leaseback the newly constructed 276-bed facility located in Jena, Louisiana at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the Company without regard for occupancy. The purchase price of the Jena Facility consisted of WCC's estimated total project costs.

4. BANK CREDIT FACILITY

The Company has a $100 million secured line of credit that may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand the Facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. However, the Company has the ability under certain circumstances to do additional non-recourse borrowings through subsidiaries as discussed in the Credit Agreement. Additionally, the Bank Credit Facility is secured by all of the Company's facilities at December 31, 1999. In total, the Company had the ability to borrow on its Bank Credit Facility approximately an additional $1 million at March 31, 2000.

As of March 31, 2000, $83,700,000 had been drawn on the Bank Credit Facility at a an average rate of 7.6% based upon LIBOR plus an applicable margin through April 28, 2000. No Indebtedness greater than 30 days in duration existed as of March 31, 2000.

5. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):



                                                  For the Three Months Ended          For the Three Months Ended
                                                      March 31, 2000                        March 31, 1999
                                                  ---------------------------         ---------------------------
EPS
   Net income                                             $ 2,231                              $ 2,212
                                                          -------                              -------
   Weighted average shares - basic                          7,130                                7,130
                                                          -------                              -------
   Per share - Basic                                      $  0.31                              $  0.31
                                                          =======                              =======

    Effect of dilutive stock options                            0                                    0
                                                          -------                              -------
    Weighted average shares - diluted                       7,130                                7,130
                                                          -------                              -------
    Per share - Diluted                                   $  0.31                              $  0.31
                                                          =======                              =======

In conjunction with the Company's initial public offering ("IPO") the Company granted options with respect to an aggregate of 590,000 common shares to officers, employees and trustees. The exercise price of such options is the IPO price of $20 with a ten-year term from date of grant. In general, options granted to executive officers and employees vested immediately as to one-forth of the aggregate of 565,000 shares and vested as to an additional one-fourth on the first and second anniversary of grant with the remaining one-fourth vesting on the third anniversary of the date of grant. Options with respect to an aggregate of 25,000 shares granted to the non-employee trustees vested in full at the date of grant. In addition, the value of an aggregate of 240,000 shares of options granted to non-employees is being charged to compensation expense over the life of the options.

On January 21, 1999 the Company granted options with respect to an aggregate of 51,000 shares to officers and employees and an aggregate of 10,000 shares to non-employee trustees. Such options were granted at an exercise price of $17.31 per share.

On April 25, 2000 the Company granted options with respect to 96,000 shares to officers and employees and 10,000 shares to nonemployee trustees at an exercise price of $11.19 per share.

None of these options were included in the computation of diluted EPS because their effect would be anti-dilutive. All options expire in either the years 2008, 2009 or 2010 and were still outstanding at March 31, 2000. All options were granted at the fair market value at the date of grant.

6. SUBSEQUENT EVENT

On April 25, 2000, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended March 31, 2000, to shareholders of record on May 9, 2000. The distribution will be paid on May 23, 2000 and represents a distribution for the period from January 1, 2000 through March 31, 2000.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants in the marketplace; the mix of possible future tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for revenue; interest rate risk; continued availability of financing at rates less than tenant lease rates; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; reliance upon a single property type for the company's development or acquisitions; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the company's future business. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities and Exchange Commission.

OVERVIEW

The Company was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators under long-term, noncancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and nonstructural repairs and other costs). On April 28, 1998, the Company completed its IPO of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998 the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares resulting in a total of 7,130,000 shares of beneficial interest outstanding. The 7,130,00 common shares were issued at an IPO price of $20.00 generating gross proceeds of $142,600,000. The aggregate proceeds to the Company, net of underwriters' discount of $9,982,000 and offering costs of $1,892,000 were approximately $130,726,000.

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company may at some point in the future acquire facilities from private prison managers and government entities, expand its existing facilities, and lease all such facilities under long-term leases to qualified third-party operators. The Company's facilities are privately-managed facilities that are operated by Wackenhut Corrections Corporation.

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company incurs operating and administrative expenses including compensation expense for its executive officers and other employees, office rental and related occupancy costs, and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments. As such the Company expects to continue to incur short-term indebtedness, and related interest expense.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2000 vs. THREE MONTHS ENDED MARCH 31, 1999

For the period from January 1, 2000 to March 31, 2000, rental revenues of $5.6 million were generated from the leaseback to WCC of eleven correctional and detention facilities (eight purchased April 28, 1998 with proceeds of the IPO, two additional facilities purchased January 15, 1999 and one facility purchased January 7, 2000). This is a 16% percent increase from the $4.8 million in revenue for the three months ended March 31, 1999. The increase resulted primarily from revenue associated with the Jena Facility purchased on January 7, 2000 for approximately $15,300,000.

Interest income of $2,000 was earned during the quarter by investing in short-term instruments bearing interest at approximately 5%. This decrease from $11,000 for the three months ended March 31, 1999 was due to less cash on hand after the purchase of the Jena Facility. Depreciation of eleven real estate properties totaled approximately $1.3 million for the quarter ended March 31, 2000.

Depreciation associated with the Jena Facility resulted in a 14% increase in depreciation from $1.2 million for the three months ended March 31, 1999.

General and administrative expenses incurred during the quarter ended March 31, 2000 were approximately $357,000, or 6% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs. Decreases in legal and other administrative costs caused a 4% decrease in general and administrative expenses from $370,000 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term liquidity requirements generally through its initial working capital and net cash provided by operations. The Company believes that its net cash provided by operations may be sufficient to allow the Company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company are leased under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the Leases.

The Bank Credit Facility will enable the Company to borrow generally at floating rates between 125 to 200 basis point spread over LIBOR. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of covenants.

During the three months ended March 31, 2000 the Company made additional borrowings of $14,500,000 under the Bank Credit Facility to finance the acquisition of the Jena Facility. As of March 31, 2000, $83,700,000 had been drawn on the Bank Credit Facility.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC.

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. Even if capital is available at terms acceptable to the Company there can be no assurance that the Company will reach agreement with its tenant as to appropriate lease rates. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Code.

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

The following table presents the Company's Funds from Operations for the period from January 1, 2000 to March 31, 2000 and January 1, 1999 to March 31, 1999:

                                                 January 1 to March 30
                                                -----------------------
                                                 2000             1999
                                                -------         -------
Net Income                                      $ 2,231         $ 2,212
Plus real estate depreciation                     1,331           1,168
                                                -------         -------
Funds from Operations                           $ 3,562         $ 3,380
                                                =======         =======

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

As of March 31, 2000, $83,700,000 had been drawn on the Bank Credit Facility at an average rate of 7.6% based upon LIBOR plus an applicable margin through April 28, 2000. No Indebtedness greater than 30 days in duration existed as of March 31, 2000.

The Company's primary marker risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity at market rates, (iii) the impact of interest rate movements on its ability to obtain adequate financing to fund future acquisitions. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management advises the Board of Trustees as to the Company's financial position on an ongoing basis and may in the future seek to minimize interest rate exposure.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others.

Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition. WCC indemnifies the Company for incidents that arise from operation of the facilities.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2000, the Company elected George R. Wackenhut, Anthony P. Travisono, and Clarence E. Anthony, to a three-year term as Trustees until the 2003 Annual Meeting and until their successors have been duly elected and qualified.

In addition, on April 25, 2000, the Company's shareholders ratified the actions of the Board of Trustees in appointing the firm of Arthur Andersen LLP to be independent certified public accountants for the fiscal year 2000, and in approving and adopting the Correctional Properties Trust 2000 Stock Option Plan.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file a Form 8-K during the quarter ending March 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST



/s/ Patrick T. Hogan
----------------------------------------
Patrick T. Hogan
Vice President, Chief Financial Officer,
Secretary & Treasurer
(Principal Financial Officer &
  Principal Accounting Officer)

Date: May 12, 2000





EXHIBIT INDEX

              27 Financial Data Schedule (for SEC use only)




THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.