Form 10-Q
period 2000-06-30
CORRECTIONAL PROPERTIES TRUST
filed 2000-08-14
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended: June 30,2000

                                       or

[ ]      TRANSITION REPORT PURSUANT To SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From _____________ to ___________________

                           COMMISSION FILE NUMBER: 1-14031

                          CORRECTIONAL PROPERTIES TRUST
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS DECLARATION OF TRUST)

      MARYLAND                                       65-0823232
 (State or other jurisdiction             (I.R.S Employer Identification No.)
of incorporation or organization)

          3300 PGA Blvd., Suite 750, PALM BEACH GARDENS, FLORIDA 33410
              (Address and zip code of principal executive offices)

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

                                Yes [X]  No [ ]

                                    7,130,000
               (Outstanding shares of the issuer's common shares, $0.001 par value per share, as of August 10, 2000)

                         CORRECTIONAL PROPERTIES TRUST
                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                     INDEX
                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

          a)      Consolidated Balance Sheets
                  as of June 30, 2000 and December 31, 1999..............   3

          b)      Consolidated Statements of Income
                  for the three months ended June 30, 2000 and 1999......   4

          c)      Consolidated Statements of Income
                  for the six months ended June 30, 2000 and 1999 .......   5

          d)      Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2000 and 1999 .......   6

          e)      Notes to Consolidated Financial Statements ............   7

        ITEM 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................  10

        ITEM 3.   Quantitative and Qualitative Disclosures About
                  Market Risk ...........................................  13

PART II - OTHER INFORMATION

        ITEMS 1-3. ......................................................  13

        ITEMS 4-5. ......................................................  14

        ITEM 6. Exhibits ................................................  14

SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        June 30,         December 31,
                                                          2000               1999
                                                       -----------       ------------
                                                       (Unaudited)
ASSETS
REAL ESTATE PROPERTIES, AT COST
    CORRECTIONAL AND DETENTION FACILITIES                $222,501          $207,189
    LESS - ACCUMULATED DEPRECIATION                        (9,442)           (6,774)
                                                         --------          --------
       NET REAL ESTATE PROPERTIES                         213,059           200,415
CASH AND CASH EQUIVALENTS                                      83               121
DEFERRED FINANCING COSTS                                    1,434             1,654
OTHER ASSETS                                                1,602             1,358
                                                         --------          --------
     TOTAL ASSETS                                        $216,178          $203,548
                                                         ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     814             1,899
    DEFERRED REVENUE                                        1,857             1,689
    REVOLVING LINE OF CREDIT                               83,500            69,200
                                                         --------          --------
TOTAL LIABILITIES                                          86,171            72,788
                                                         --------          --------
SHAREHOLDERS' EQUITY
    PREFERRED SHARES, $.001 PAR VALUE;
    50,000,000 SHARES AUTHORIZED;
     NONE OUTSTANDING                                          --                --
COMMON SHARES, $.001 PAR VALUE;
     150,000,000 SHARES AUTHORIZED;
     7,130,000 ISSUED AND OUTSTANDING                           7                 7
CAPITAL IN EXCESS OF PAR VALUE                            131,185           131,112
BALANCE OF UNDISTRIBUTED INCOME                            (1,185)             (359)
                                                         --------          --------
     TOTAL SHAREHOLDERS'  EQUITY                          130,007           130,760
                                                         --------          --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $216,178          $203,548
                                                         ========          ========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                         Three Months      Three Months
                                            Ended              Ended
                                           June 30,          June 30,
                                            2000              1999
                                         ----------        ------------
REVENUES
    RENTAL                                 $5,681             $5,118
    INTEREST                                    4                 11
                                           ------             ------
                                            5,685              5,129
                                           ------             ------
EXPENSES
    DEPRECIATION                            1,337              1,232
    GENERAL AND ADMINISTRATIVE                381                380
    INTEREST                                1,820              1,310
                                           ------             ------
                                            3,538              2,922
                                           ------             ------

NET INCOME                                 $2,147             $2,207
                                           ======             ======
NET INCOME PER COMMON SHARE
    BASIC                                  $ 0.30             $ 0.31
                                           ======             ======
    DILUTED                                $ 0.30             $ 0.31
                                           ======             ======

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, BASIC                      7,130              7,130
                                           ======             ======
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, DILUTED                    7,130              7,130
                                           ======             ======



          THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Six Months       Six Months
                                                     Ended            Ended
                                                    June 30,         June 30,
                                                     2000              1999
                                                   ---------        ----------
REVENUES
    RENTAL                                          $11,328          $ 9,979
    INTEREST                                              6               22
                                                    -------          -------
                                                     11,334           10,001
                                                    -------          -------
EXPENSES
    DEPRECIATION                                      2,668            2,400
    GENERAL AND ADMINISTATIVE                           738              750
    INTEREST                                          3,550            2,432
                                                    -------          -------
                                                      6,956            5,582
                                                    -------          -------
NET INCOME                                          $ 4,378          $ 4.419
                                                    =======          =======
NET INCOME PER COMMON SHARE
    BASIC                                           $  0.61          $  0.62
                                                    =======          =======
    DILUTED                                         $  0.61          $  0.62
                                                    =======          =======

WEIGHTED AVERAGE NUMBER Of SHARES OUTSTANDING,
    BASIC                                             7,130            7,130
                                                    =======          =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
    DILUTED                                           7,130            7,130
                                                    =======          =======





           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE, SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                             Six Months       Six Months
                                                                Ended            Ended
                                                               June 30,         June 30,
                                                                2000              1999
                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                                $  4,378           $  4,419
    ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                        2,668              2,400
       OTHER AMORTIZATION                                          294                334
    CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                               (244)              (335)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    (1,085)              (111)
       DEFERRED REVENUE                                            168                563
                                                              --------           --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES              6,179              7,270
                                                              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES

    ACQUISITION OF REAL ESTATE INVESTMENTS                     (15,312)           (67,702)
                                                              --------           --------
         NET CASH USED IN INVESTING ACTIVITIES                 (15,312)           (67,702)
                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
    DIVIDENDS PAID                                              (5,205)            (4,991)
    BORROWINGS UNDER LINE OF CREDIT                             14,300             63,300
                                                              --------           --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES               9,095             58,309
                                                              --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (38)            (2,123)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     121              2,325
                                                              --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     83           $    202
                                                              ========           ========

CASH PAID FOR INTEREST                                        $  1,835           $  1,992
                                                              ========           ========


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1. General

The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements we unaudited. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424 (b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus'), and the pro forma financial statements and notes thereto included therein and the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. On April 28, 1998, the Company commenced operations after completing its initial public offering ("IPO" or "Offering").

2. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133." SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. In management's opinion, the impact of adopting SFAS 133 and 138 will not have a material impact upon the Company's results of operations or financial position.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB No. 101.

3. Acquisition

On January 7, 2000 the Company purchased the Jena Juvenile Justice Center (the "Jena Facility") from Wackenhut Corrections Corporation ("WCC") for approximately $15,300,000, using funds available under a $100 million secured line of credit (the "Bank Credit Facility"). WCC will leaseback the newly constructed 276-bed facility located in Jena, Louisiana at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the Company without regard for occupancy. While WCC previously had an operating contract for the facility, WCC does not presently have an operating contract with a client. However, WCC continues to make rental payments to Correctional Properties Trust. As a result of the termination of WCC's operating contract, the Jena Facility no longer is included in the Company's pledge pool Borrowing Base described in the bank credit facility. The purchase price of the Jena Facility consisted of WCC's estimated total project costs.

4. BANK CREDIT FACILITY

The Company's operating partnership subsidiary, CPT Operating Partnership, L.P., has a $100 million secured line of credit that may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand the Facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. However, the Company has the ability to do additional non-recourse borrowings as discussed in the Credit Agreement. In total, the Company had the ability to borrow on its Bank Credit Facility approximately an additional $1 million at June 30, 2000.

As of June 30, 2000, $83,500,000 had been drawn on the Bank Credit Facility at a rate of 8.4% based upon LIBOR plus an applicable margin through July 31, 2000. No Indebtedness greater than 31 days in duration existed as of June 30, 2000.

As a result of the termination of WCC's operating contract in Jena, Louisiana, the Jena Facility no longer is included in the Company's pledge pool Borrowing Base described in the bank credit facility.

5. Earnings Per Share

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):


                                                           For the Three Months Ended  For the Three Months Ended
                                                                  June 30, 2000              June 30, 1999
                                                                  -------------              -------------
            Basic and diluted EPS
               Net income                                            $2,147                      $2,207
                                                                     ------                      ------
               Weighted average shares - Basic and diluted            7,130                       7,130
                                                                     ------                      ------
               Per Share - Basic and diluted                         $ 0.30                      $ 0.31
                                                                     ======                      ======




                                                            For the Six Months Ended     For the Six Months Ended
                                                                  June 30, 2000              June 30, 1999
                                                                  -------------              -------------
           Basic and diluted EPS
               Net income                                            $4,378                    $4,419
                                                                     ------                    ------
               Weighted average shares - Basic and diluted            7,130                     7,130
                                                                     ------                    ------
               Per share - Basic and diluted                         $ 0.61                    $ 0.62
                                                                     ======                    ======



In conjunction with the IPO, the Company granted options with respect to an aggregate of 590,000 common shares to officers, employees and trustees. The exercise price of such options is the IPO price of $20 with a ten-year term from date of grant. In general, options granted to executive officers and employees vested immediately as to one-forth of the aggregate of 565,000 shares and vested as to an additional one-fourth on the first and second anniversary of grant with the remaining one-fourth vesting on the third anniversary of the date of grant. Options with respect to an aggregate of 25,000 shares granted to the non-employee trustees vested in full at the date of grant. In addition, the value of options with respect to an aggregate of 240,000 shares, granted to non-employees is being charged to compensation expense over the life of the options.

On January 21, 1999 the Company granted options with respect to an aggregate of 51,000 shares to officers and employees and an aggregate of 10,000 shares to non-employee trustees. Such options were granted at an exercise price of $17.31 per share.

On April 25, 2000 the Company granted options with respect to 96,000 shares to officers and employees and 10,000 shares to non-employee trustees at an exercise price of $11.19 per share.

None of these options were included in the computation of diluted EPS because their effect would be anti-dilutive. All options expire in either the years 2008, 2009 or 2010 and were still outstanding at June 30, 2000. All options were granted at the fair market value at the date of grant.

6. Subsequent Events

On July 20, 2000, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended June 30, 2000, to shareholders of record on August 3, 2000. The distribution will be paid an August 17, 2000 and represents a distribution for the period from April 1, 2000 through June 30, 2000.

On July 20, 2000 the Company's operating partnership subsidiary, CPT Operating Partnership L.P. ("the Operating Partnership"), initiated a $45 million notional amount cash flow interest rate swap. On July 24, 2000 the Operating Partnership closed the fixed-for-floating interest rate swap. The swap agreement provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035%. In addition the Operating Partnership will be obligated for the EuroDollar Rate Margin described in the credit agreement based upon a ratio of outstanding borrowings to pledge pool Borrowing Base.

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

The Company incurs operating and administrative expenses including, compensation expenses for its executive officers and other employees, office rental and related occupancy costs, and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and, detention facilities.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

For the period from April 1, 2000 to June 30, 2000, revenues were $5.7 million from the leasing to WCC of eleven correctional and detention facilities (eight purchased April 28, 1998 with proceeds of the Offering, two additional facilities purchased January 15, 1999 and one purchased January 7, 2000). Revenues of $5.1 million were generated from April 1, 1999 to June 30, 1999 as a result of the leaseback to WCC of ten correctional and detention facilities.
The $0.6 million increase in 2000 revenue resulted from the acquisition of the Jena Juvenile Justice Center in January 2000.

The Company earned interest income of $4,000 during the three months ended June 30, 2000 by investing in short-term instruments bearing interest at approximately 5%. During the three months ended June 30, 1999 the Company earned interest income of $11,000 from short-term investments bearing interest between 5% and 6%. The decrease resulted from less cash on hand during the 2000 period after acquisition of the Jena Facility.

Depreciation associated with the Jena Facility increased total depreciation of real estate properties during the three months ended June 30, 2000 to $1.3 million from $1.2 million during the three months ended June 30, 1999.

General and administrative expenses incurred during the quarters ended June 30, 2000 and 1999 were approximately $.4 million, or approximately 7% of lease revenues. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

For the six months ended June 30, 2000, the Company generated rental revenues of $11.3 million from the leaseback to WCC of eleven correctional and detention facilities. The $1.3 million increase in revenue from $10.0 million generated for the six months ended June 30, 1999 resulted from the acquisition of the Jena Juvenile Justice Center in January 2000.

Interest income of $6,000 for the six months ended June 30, 2000 was earned by investing in short-term instruments bearing interest at approximately 5%. The decrease from $22,000 for the six months ended June 30, 1999 resulted from less cash on hand during the 2000 period after acquisition of the Jena Facility.

Depreciation of real estate properties totaled $2.7 million for the six months ended June 30, 2000 versus depreciation of $2.4 million for the six months ended June 30, 1999. The increase resulted from depreciation after the acquisition of the Jena Facility.

General and administrative expenses incurred during the period were approximately $.7 million, or approximately 7% of lease revenues. The $.1 million decrease from the six months ended June 30, 1999 was the result of a decrease in legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term liquidity requirements generally through its initial working capital and not cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company are leased under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the Leases.

The Bank Credit Facility will enable the Company to borrow generally at floating rates between 125 to 200 basis point spread over LIBOR. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of covenants.

During the six months ended June 30, 2000 the Company made additional borrowings of $14,300,000 under the Bank Credit Facility to finance the acquisition of the Jena Juvenile Justice Center for approximately $15,300,000. Working Capital funded the remainder of the purchase. As of June 30, 2000 $83,500,000 had been drawn on the Bank Credit Facility.

In June 2000 the Company received an offer from its lead agent bank to syndicate an expansion of the existing credit facility from $100 million to $130 million. In July 2000 the Company received definitive documentation of such offer ("the credit facility expansion offer letter") and its availability until 5:00 pm August 7, 2000. The credit facility expansion offer letter was to be used in conjunction with the acquisition of the Rivers Correctional Facility from WCC under terms approved June 27, 2000 by the Executive Committee of the WCC Board of Directors subject to approval by the Independent Committee of the WCC Board of Directors on August 3, 2000. On Monday August 7, 2000 the Company received notice directly from the WCC Board of Directors that the Independent Committee did not approve the exact terms previously approved by the WCC Executive Committee. As a result of the actions taken by the Independent Committee of the WCC Board of Directors, the Company would not have had the ability to complete the acquisition of the Rivers Correctional Facility under the terms of the credit facility expansion offer letter. Therefore, the Company did not accept the credit facility expansion offer letter and the offer expired on August 7, 2000. There can be no assurance that the Company will acquire the Rivers Correctional Facility.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC subject to certain limitations

The Company expects to meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Craft Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a moderate ratio of debt to total capitalization, it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available an terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REIT's under the Code.

FUNDS FROM OPERATIONS

Management believes Funds from Operations is helpful to investors as a measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, Funds from Operations ("FFO") provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (""NAREIT") in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines Funds from Operations as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

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

The following table presents the Company's Funds from Operations for the period from January 1 to June 30, 2000 and 1999:

                                                       2000           1999
                                                     --------       --------
Funds from Operations
    Net Income                                       $  4,378       $  4,419
    Plus real estate depreciation                       2,668          2,400
                                                     --------       --------
                                                     $  7,046       $  6,819
                                                     ========       ========

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

As of June 30, 2000, $83,500,000 had been drawn an the Bank Credit Facility at a rate of 8.4% based upon LIBOR plus an applicable margin through July 31, 2000. No Indebtedness greater than 31 days in duration existed as of June 30, 2000,

The Company's primary market risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity at market rates and (iii) the impact of interest rate movements on its ability to obtain adequate financing to fund future acquisitions. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, the Board of Trustees continues to evaluate its financial position on an ongoing basis.

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

(a)  The Annual Meeting of Shareholders of the Company was held an April 25,
     2000.

(b)  The following matters were submitted to a vote at the Company's Annual
     Meeting:

(1)  Election of the following nominees as directors for a three year term:


      Director's Name:               George R. Wackenhut         Anthony P. Travinono          Clarence E. Anthony
      ----------------               -------------------         --------------------          -------------------
      Votes in favor:                    6,537,815                    6,538,540                      6,537,370

      Votes against:                            --                           --                             --

      Abstentions                           19,266                       18,541                         19,711

(2)  Ratification of the Trustees adoption of the 2000 Stock Option Plan:

          Votes in favor:                            4,896,139
          Votes against:                             1,625,073
          Abstentions                                   35,869

(3) Ratification of the appointment of Arthur Andersen LLP to serve as the independent certified public accountants of the Trust for the fiscal year 2000, and to perform such other services as may be requested by the Trust:

          Votes in favor:                            6,522,106
          Votes against:                                25,109
          Abstentions                                    9,866

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ending June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST


/s/ PATRICK T. HOGAN
---------------------------------
Patrick T. Hogan

VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY & TREASURER
(PRINCIPAL FINANCIAL OFFICER & PRINCIPAL ACCOUNTING OFFICER)

Date: August 14, 2000

                                  EXHIBIT INDEX

         27  Financial Data Schedule (for SEC use only)

THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.