Form 10-Q
period 2000-09-30
CORRECTIONAL PROPERTIES TRUST
filed 2000-11-14
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended: September 30, 2000

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period From _________________ to ___________________


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

          3300 PGA Blvd., Suite 430, Palm Beach Gardens, Florida 33410
                 (Former name, former address and former fiscal
                       year if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                                    7,130,000

               (Outstanding shares of the issuer's common shares,
              $0.001 par value per share, as of November 14, 2000)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

      ITEM 1.        Financial Statements

      a)             Consolidated Balance Sheets
                     as of September 30, 2000 and September 30, 1999    3

      b)             Consolidated Statements of Income
                     for the three months ended September 30, 2000      4
                     and 1999.....................................

      c)             Consolidated Statements of Income
                     for the nine months ended September 30, 2000       5
                     and 1999.....................................

      d)             Consolidated Statements of Cash Flows
                     for the nine months ended September 30, 2000       6
                     and 1999.....................................

      e)             Notes to Consolidated Financial Statements         7

      ITEM 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      9

      ITEM 3.        Quantitative and Qualitative Disclosures About
                     Market Risk                                       11

PART II - OTHER INFORMATION

      ITEMS 1-5                                                        13

      ITEM 6. Exhibits                                                 13

      SIGNATURE                                                        14

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.


                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   September 30,  December 31,
                                                       2000           1999
                                                   -------------  ------------

ASSETS

REAL ESTATE PROPERTIES, AT COST
    CORRECTIONAL AND DETENTION FACILITIES           $ 222,501      $ 207,189
    LESS - ACCUMULATED DEPRECIATION                   (10,779)        (6,774)
                                                    ---------      ---------
       NET REAL ESTATE PROPERTIES                     211,722        200,415
CASH AND CASH EQUIVALENTS                               1,949            121
DEFERRED FINANCING COSTS                                1,324          1,654
OTHER ASSETS                                            1,878          1,358
                                                    ---------      ---------
     TOTAL ASSETS                                   $ 216,873      $ 203,548
                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 540          1,899
    DEFERRED REVENUE                                    1,857          1,689
    REVOLVING LINE OF CREDIT                           85,000         69,200
                                                    ---------      ---------
TOTAL LIABILITIES                                      87,397         72,788
                                                    ---------      ---------
SHAREHOLDERS' EQUITY

    PREFERRED SHARES, $.001 PAR VALUE;
    50,000,000 SHARES AUTHORIZED;
     NONE OUTSTANDING                                      --             --
COMMON SHARES, $.001 PAR VALUE;
     150,000,000 SHARES AUTHORIZED;
     7,130,000 SHARES ISSUED AND OUTSTANDING                7              7
CAPITAL IN EXCESS OF PAR VALUE                        131,222        131,112
DISTRIBUTIONS IN EXCESS OF INCOME                      (1,753)          (359)
                                                    ---------      ---------
     TOTAL SHAREHOLDERS'  EQUITY                      129,476        130,760
                                                    ---------      ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 216,873      $ 203,548
                                                    =========      =========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months  Three Months
                                                    Ended         Ended
                                                September 30, September 30,
                                                    2000          1999
                                               -------------  -------------
REVENUES
    RENTAL                                        $ 5,681        $ 5,157
    INTEREST                                            3              5
                                                  -------        -------
                                                    5,684          5,162
                                                  -------        -------
EXPENSES
    DEPRECIATION                                    1,337          1,242
    GENERAL AND ADMINISTRATIVE                        350            373
    INTEREST                                        1,962          1,386
                                                  -------        -------
                                                    3,649          3,001
                                                  -------        -------

NET INCOME                                        $ 2,035        $ 2,161
                                                  =======        =======
NET INCOME PER COMMON SHARE
    BASIC                                         $  0.29        $  0.30
                                                  =======        =======
    DILUTED                                       $  0.29        $  0.30
                                                  =======        =======

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, BASIC                              7,130          7,130
                                                  =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, DILUTED                            7,130          7,130
                                                  =======        =======



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Nine Months     Nine Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                                   2000            1999
                                               ------------    -------------
REVENUES
    RENTAL                                       $17,009           $15,136
    INTEREST                                           9                27
                                                 -------           -------
                                                  17,018            15,163
                                                 -------           -------
EXPENSES
    DEPRECIATION                                   4,005             3,642
    GENERAL AND ADMINISTRATIVE                     1,088             1,123
    INTEREST                                       5,512             3,818
                                                 -------           -------
                                                  10,605             8,583
                                                 -------           -------
NET INCOME                                       $ 6,413           $ 6,580
                                                 =======           =======
NET INCOME PER COMMON SHARE
    BASIC                                        $  0.90           $  0.92
                                                 =======           =======
    DILUTED                                      $  0.90           $  0.92
                                                 =======           =======

WEIGHTED AVERAGE NUMBER Of SHARES
    OUTSTANDING, BASIC                             7,130             7,130
                                                 =======           =======
WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, DILUTED                           7,130             7,130
                                                 =======           =======



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                             Nine Months      Nine Months
                                                                Ended            Ended
                                                            September 30,     September 30,
                                                                2000             1999
                                                            ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                                $  6,413           $  6,580
    ADJUSTMENTS TO NET INCOME:
       DEPRECIATION OF REAL ESTATE ASSETS                        4,005              3,642
       OTHER AMORTIZATION                                          441                501
    CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                               (520)              (491)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    (1,360)               (59)
       DEFERRED REVENUE                                            168                563
                                                              --------           --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES              9,147             10,736
                                                              --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
    ACQUISITION OF REAL ESTATE INVESTMENTS                     (15,312)           (67,702)
                                                              --------           --------
         NET CASH USED IN INVESTING ACTIVITIES                 (15,312)           (67,702)
                                                              --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
    DIVIDENDS PAID                                              (7,807)            (7,593)
    BORROWINGS UNDER LINE OF CREDIT                             15,800             62,300
                                                              --------           --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES               7,993             54,707
                                                              --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,828             (2,259)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     121              2,325
                                                              --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  1,949           $     66
                                                              ========           ========


CASH PAID FOR INTEREST                                        $  5,094           $  3,272
                                                              ========           ========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. General

The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

During the three months ended September 30, 2000 and 1999, the Company did not have changes in equity resulting from non-owner sources. Therefore, comprehensive income was equal to net income for the respective periods in the accompanying financial statements.

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

3. Acquisition

On January 7, 2000, the Company purchased the Jena Juvenile Justice Center (the "Jena Facility") from Wackenhut Corrections Corporation ("WCC") for approximately $15,300,000, using funds available under a $100 million secured line of credit (the "Bank Credit Facility"). WCC will leaseback the newly constructed 276-bed facility located in Jena, Louisiana at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the Company without regard for occupancy. While WCC previously had an operating contract for the facility, WCC does not presently have an operating contract with a client. However, WCC continues to make rental payments to Correctional Properties Trust. As a result of the termination of WCC's operating contract, the Jena Facility no longer is included in the Company's pledge pool Borrowing Base described in the Bank Credit Facility. The purchase price of the Jena Facility consisted of WCC's estimated total project costs.

4. Bank Credit Facility

The Company's operating partnership subsidiary, CPT Operating Partnership, L.P. (the "Operating Partnership"), has a $100 million secured line of credit that may be used to finance the acquisition of additional correctional and detention facilities from WCC and others, to expand the Facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA. In total, the Company had the ability to borrow approximately $1,000,000 on its Bank Credit Facility at September 30, 2000.

On July 24, 2000, the Operating Partnership, closed a $45 million notional amount cash flow interest rate swap. The swap agreement provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035%. In addition, the Operating Partnership will be obligated for the EuroDollar Rate Margin described in the credit agreement based upon a ratio of outstanding borrowings to pledge pool Borrowing Base.

As of September 30, 2000, $85,000,000 had been drawn on the Bank Credit Facility at a rate of 8.4% based upon LIBOR plus an applicable margin through December 27, 2000. No Indebtedness greater than 90 days in duration existed as of September 30, 2000. Based upon the Company's Borrowing Base Ratio at September 30, 2000, the Company's EuroDollar Rate Margin is 2.00%.

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

5. Earnings Per Share

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):


                                               For the Three Months Ended   For the Three Months Ended
                                                   September 30, 2000          September 30, 1999
                                               ---------------------------  --------------------------
Basic and diluted EPS
    Net income                                            $2,035                    $2,161
                                                          ------                    ------
    Weighted average shares - Basic and diluted            7,130                     7,130
                                                          ------                    ------
    Per Share - Basic and diluted                         $ 0.29                    $ 0.30
                                                          ======                    ======


                                                For the Nine Months Ended    For the Nine Months Ended
                                                   September 30, 2000          September 30, 1999
                                               ---------------------------   --------------------------
Basic and diluted EPS
    Net income                                            $6,413                    $6,580
                                                          ------                    ------
    Weighted average shares - Basic and diluted            7,130                     7,130
                                                          ------                    ------
    Per share - Basic and diluted                         $ 0.90                    $ 0.92
                                                          ======                    ======


In conjunction with the IPO, the Company granted options with respect to an aggregate of 590,000 common shares to officers, employees and trustees. The exercise price of such options is the IPO price of $20 with a ten-year term from date of grant. In general, options granted to executive officers and employees vested immediately as to one-fourth of an aggregate of 565,000 shares and vested as to an additional one-fourth on the first and second anniversary of grant with the remaining one-fourth vesting on the third anniversary of the date of grant. Options with respect to an aggregate of 25,000 shares granted to the non-employee trustees vested in full at the date of grant. In addition, the value of options with respect to an aggregate of 240,000 shares granted to non-employees is being charged to compensation expense over the life of the options.

On January 21, 1999, the Company granted options with respect to an aggregate of 51,000 shares to officers and employees and an aggregate of 10,000 shares to non-employee trustees. Such options were granted at an exercise price of $17.31 per share.

On April 25, 2000, the Company granted options with respect to 96,000 shares to officers and employees and 10,000 shares to non-employee trustees at an exercise price of $11.19 per share.

None of these options were included in the computation of diluted EPS because their effect would be anti-dilutive. All options expire in either the years 2008, 2009 or 2010. All options were granted at the fair market value at the date of grant and were still outstanding at September 30, 2000.

6. Subsequent Events

On October 19, 2000, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended September 30, 2000, to shareholders of record on November 2, 2000. The distribution will be paid on November 16, 2000 and represents a distribution for the period from July 1, 2000 through September 30, 2000.

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

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants in the marketplace; the mix of possible future tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for revenue; interest rate risk; continued availability of financing at rates less than tenant lease rates; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; reliance upon a single property type for the company's development or acquisitions; balance sheet and income statement risk associated with an interest rate hedge, and financial instruments and financial resources in the amounts, at the times and on the terms required to support the company's future business. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities and Exchange Commission.

OVERVIEW

The Company was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). On April 28, 1998, the Company completed its initial public offering.

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company may in the future acquire facilities from private prison managers and government entities, expand its existing facilities, and lease all such facilities under current long-term leases to qualified third-party operators. All of the Company's current facilities are privately-managed facilities that are operated by Wackenhut Corrections Corporation.

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company incurs operating and administrative expenses, including compensation expenses for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay in advisory fee for administrative or investment services, although the Company does occasionally engage legal and tax consultants. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments. Accordingly, the Company expects to continue to incur short-term indebtedness and related interest expense.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

For the period from July 1, 2000 to September 30, 2000, revenues were $5.7 million from the leasing to WCC of eleven correctional and detention facilities (eight purchased April 28, 1998, two additional facilities purchased January 15, 1999 and one purchased January 7, 2000). Revenues of $5.2 million were generated from July 1, 1999 to September 30, 1999 as a result of the leaseback to WCC of ten correctional and detention facilities. The $0.5 million increase in 2000 revenue resulted from the acquisition of the Jena Juvenile Justice Center in January 2000.

Depreciation associated with the Jena Facility increased total depreciation of real estate properties, during the three months ended September 30, 2000, to $1.3 million from $1.2 million during the three months ended September 30, 1999.

Interest expense for the three months ended September 30, 2000 increased to $2.0 million from $1.4 million during the three months ended September 30, 1999. This $0.6 increase resulted from additional borrowings of approximately $15,000,000 associated with the purchase of the Jena Juvenile Justice Center as well as higher borrowing rates on all outstanding floating rate LIBOR debt associated with the Bank Credit Facilty.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

For the nine months ended September 30, 2000, the Company generated rental revenues of $17.0 million from the leaseback to WCC of eleven correctional and detention facilities. The $1.9 million increase in revenue from $15.1 million generated for the nine months ended September 30, 1999 resulted from the acquisition of the Jena Juvenile Justice Center in January 2000.

Depreciation of real estate properties totaled $4.0 million for the nine months ended September 30, 2000 versus depreciation of $3.6 million for the nine months ended September 30, 1999. The $0.4 million increase resulted from additional depreciation incurred after the acquisition of the Jena Facility.

Interest expense for the nine months ended September 30, 2000 increased to $5.5 million from $3.8 million during the nine months ended September 30, 1999. This $1.7 increase resulted from additional borrowings of approximately $15,000,000 associated with the purchase of the Jena Juvenile Justice Center as well as higher borrowing rates on all outstanding floating rate LIBOR debt associated with the Bank Credit Facilty.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects to meet its short-term liquidity requirements generally through use of its cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the company to make distributions necessary to enable the Company to qualify as a REIT. All facilities owned by the Company are leased under triple net leases, which require the lessee to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the Leases.

The Bank Credit Facility will enable the Company to borrow generally at floating rates between 125 to 200 basis point spread over LIBOR. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of covenants.

During the nine months ended September 30, 2000, the Company made additional borrowings of $15,800,000 under the Bank Credit Facility to finance the acquisition of the Jena Juvenile Justice Center and reduce accounts payable outstanding at the end of the period. As of September 30, 2000, $85,000,000 had been drawn on the Bank Credit Facility.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC subject to certain limitations.

The Company expects that it may meet its long-term liquidity requirements for the funding of real estate property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its initially low debt to total capitalization and its intention to maintain a ratio of debt to total capitalization not greater than fifty percent, it may be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available an terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

FUNDS FROM OPERATIONS

Management believes Funds from Operations ("FFO") is helpful to investors as a supplemental measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, FFO provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

The Company computes FFO in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in 1995, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties.

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

The following table presents the Company's FFO for the period from January 1 to September 30, 2000 and 1999:

                                                        2000     1999
                                                       -------  -------
           Funds from Operations
               Net Income                              $ 6,413  $ 6,580
               Plus real estate depreciation             4,005    3,642
                                                       -------  -------
                                                       $10,418  $10,222
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

On July 24, 2000, the Operating Partnership closed a $45 million notional amount cash flow interest rate swap. The swap agreement provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035%. In addition the Operating Partnership will be obligated for the EuroDollar Rate Margin described in the credit agreement based upon a ratio of outstanding borrowings to pledge pool Borrowing Base.

As of September 30, 2000, $85,000,000 had been drawn on the Bank Credit Facility at an average rate of 8.4% based upon LIBOR plus an applicable margin through December 27, 2000. No Indebtedness greater than 90 days in duration existed as of September 30, 2000. On $40,000,000 of debt outstanding as of September 30, 2000, for which no interest rate swap has been executed, a one percent increase in the weighted average interest rate would cause a $400,000 decrease in the Company's annual net income or a $.06 reduction of diluted net income per share.

The Company's primary market risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity and (iii) the impact of interest rate movements on its ability to obtain adequate financing to fund future acquisitions. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, the Board of Trustees continues to evaluate its financial position on an ongoing basis.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter ending September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST


/s/ PATRICK T. HOGAN
--------------------------------------------
Patrick T. Hogan

VICE PRESIDENT, CHIEF FINANCIAL OFFICER, SECRETARY & TREASURER
(PRINCIPAL FINANCIAL OFFICER & PRINCIPAL ACCOUNTING OFFICER)


Date: November 14, 2000

                                  EXHIBIT INDEX

         27       Financial Data Schedule (for SEC use only)

THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF CORRECTIONAL PROPERTIES TRUST FOR THE PERIOD ENDED SEPTEMBER 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.