Form 10-K405
period 2000-12-31
CORRECTIONAL PROPERTIES TRUST
filed 2001-04-02
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----
                         Commission file number 1-14031

                          CORRECTIONAL PROPERTIES TRUST
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                  65-0823232
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

3300 PGA BOULEVARD, SUITE 750
PALM BEACH GARDENS, FLORIDA                               33410
(Address of Principal Executive Offices)                  (Zip Code)

                                 (561) 630-6336
               (Registrant telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of each class                       on which registered
Common Shares of Beneficial Interest,
$.001 par value per share                     New York Stock Exchange
-------------------------------------         ---------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      none
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 26, 2001, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $84,210,959 based on the closing price on that date of $12.25 per share. As of that date, there were 7,130,000 of the registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 2001 Annual Meeting of Shareholders.

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Exchange Act of 1934, as amended.

                          CORRECTIONAL PROPERTIES TRUST
                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
                                            PART I
Item 1.        Business....................................................................................     1
Item 2.        Properties..................................................................................    22
Item 3.        Legal Proceedings...........................................................................    22
Item 4.        Submission of Matters to a Vote of Security Holders.........................................    22

                                            PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.......................    23
Item 6.        Selected Financial Data.....................................................................    24
Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................    25
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk .................................    29
Item 8.        Financial Statements and Supplementary Data.................................................    29
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure........................................................................    29

                                           PART III

Item 10.       Directors and Executive Officers of the Registrant..........................................    44
Item 11.       Executive Compensation......................................................................    44
Item 12.       Security Ownership of Certain Beneficial Owners and Management..............................    44
Item 13.       Certain Relationships and Related Transactions..............................................    44

                                            PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................    45

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

         Future Factors include, without limitation, increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for a significant portion of revenue; interest rate risk; continued availability of financing; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic economic conditions including interest rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities and Exchange Commission.

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

         Management believes that the privatized corrections industry has the potential for substantial growth in the United States due to increases in the inmate population, decreases in the availability of public funding for new correctional and detention facilities and a growing acceptance of the trend toward privatization in the corrections industry. According to the United States Bureau of Justice Statistics ("Bureau of Justice Statistics"), the inmate population in federal, state and local facilities in the United States has grown from 501,886 in 1980 to 2,026,596 at December 31, 1999. In addition, according to the Bureau of Justice Statistics, as of December 31, 1999, state prison systems reported operating at between approximately 1% to 17% overcapacity and the federal corrections system reported operating at approximately 32% overcapacity. The privatized corrections industry has capitalized on these favorable supply/demand fundamentals, resulting in a substantial increase in the number of privatized beds.

         The Company owns and leases eleven correctional properties in eight states with an aggregate design capacity of 6,130 beds as of December 31, 2000.

         The location and mailing address of the Company's principal executive offices is Gardens Plaza, Suite 750, 3300 PGA Boulevard, Palm Beach Gardens, Florida 33410. The Company's telephone number is (561) 630-6336.

THE FORMATION TRANSACTIONS

         In connection with the consummation of the IPO, the Company and Wackenhut Corrections Corporation ("Wackenhut Corrections" or "WCC") engaged in a series of transactions (the "Formation Transactions") which were designed to consolidate ownership in the Company of eight correctional and detention facilities operated by Wackenhut Corrections (the "Initial Facilities"), to provide a vehicle for possible future acquisitions of other facilities which Wackenhut Corrections owns or has a right to acquire (in addition to other facilities the Company may acquire) and to enable the Company to qualify as a REIT for federal income tax purposes. These transactions included the following:

         Issuance of Common Shares and Redemption of Founder's Shares. The Company sold 7,130,000 Common Shares in the IPO, resulting in net proceeds to the Company of approximately $130.7 million after deduction of the underwriting discounts and commissions and offering expenses. All of the net proceeds to the Company from the IPO were contributed by the Company directly to CPT Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership") to fund the Company's investment in the Operating Partnership, in exchange for a combined 100% interest in the Operating Partnership. The Company owns a 98% limited partnership interest and a 1% general partnership interest in the Operating Partnership. CPT Limited Partner, Inc. ("CPT LP") owns a 1% limited partnership interest in the Operating Partnership. The Company also redeemed at cost the 1,000 founder's shares which were issued in connection with the formation of the Company.

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

         Option Agreements. The Company entered into Option Agreements with Wackenhut Corrections, pursuant to which Wackenhut Corrections granted the Company the option to acquire three additional correctional facilities (the "Option Facilities") having an aggregate design capacity of 2,256 beds at any time prior to the earlier of (i) four years from receipt of a certificate of occupancy for the subject facility, or (ii) six months after such facility achieves an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for the facility (the "Option Facility Option Period"). The purchase price (the "Option Facility Purchase Price") of an Option Facility will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the aggregate costs related to the acquisition, development, design, construction, equipment and start-up of such Option Facility (which in the case of goods or services provided by Wackenhut Corrections will not exceed the costs which would be paid therefor if purchased from a third party in an arm's length transaction) (the "Total Facility Cost"). As of January 31, 2001, the Company's option has expired with respect to one of the Option Facilities without the Company exercising such option.

         Leases. Concurrent with the Company's acquisition of the Initial Facilities, the Company leased such facilities to Wackenhut Corrections and or its affiliate -- See "Structure of the Company" -- (and Wackenhut Corrections will continue to operate such facilities) pursuant to leases for an initial term of 10 years. Subject to certain limited exceptions, the term of each of the leases may be extended by Wackenhut Corrections for three additional five-year terms at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, the term of any of the leases will be automatically extended upon expiration thereof on the same terms (including the then applicable base rent and Base Rent Escalation (as hereinafter defined) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. If acquired, the Option Facilities will be leased by the Company to Wackenhut Corrections under the same terms (although possibly at different rates) as the Initial Facilities. Under the terms of the leases, Wackenhut Corrections has a 30-day right of first refusal on the proposed sale by the Company of any of the Initial Facilities and, if acquired, the Option Facilities.

         Right to Purchase Agreement. The Company entered into a Right to Purchase Agreement with Wackenhut Corrections, pursuant to which the Company has the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and Wackenhut Corrections), to acquire and lease back to Wackenhut Corrections any correctional or detention facilities which Wackenhut Corrections acquires or has the right to acquire (the "Future Facilities"), subject to certain limited exceptions where the sale or transfer of ownership of a facility is restricted under a facility operating agreement or governmentally assisted financing arrangement. Under the terms of the Right to Purchase Agreement, the Company may purchase a particular Future Facility at any time until the earlier of (i)(a) in the case of a newly developed Future Facility, four years from the receipt of a certificate of occupancy for such Future Facility or (b) in the case of an already operating Future Facility, four years from the date such Future Facility is acquired by Wackenhut Corrections or the party from which Wackenhut Corrections has the right to acquire such Future Facility or (ii) six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for such Future Facility, subject to certain limited exceptions. The purchase price for each Future Facility (the "Future Facility Purchase Price") will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the Total Facility Cost of such Future Facility, which may differ from the fair market value of such facility at such time. In the case of any Future Facility acquired during the first five years following the consummation of the IPO, the initial annual rental rate will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections, and in the absence of such an agreement, as determined by binding arbitration, or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. Under the terms of any lease between the Company and Wackenhut Corrections relating to a Future Facility, Wackenhut Corrections has a thirty-day right of first refusal on the proposed sale by the Company of any such Future Facility.

BUSINESS AND GROWTH STRATEGIES

         The Company's general business objectives are to maximize both current returns to shareholders through increases in revenue and net income, and long-term total returns to shareholders through appreciation in the value of the Common Shares. As a REIT, the Company's specific business objective is to maximize funds from operations and cash available for distribution to shareholders. The Company strives to achieve these objectives by (i) pursuing investment opportunities with private prison operators and governmental entities for the acquisition of correctional and detention facilities, (ii) working with tenants to identify opportunities to expand existing and newly acquired facilities and (iii) structuring facility leases to include rent escalation provisions which provide for annual increases in rent.

         Acquisition Opportunities. The Company believes that, because of the increasing demand for additional prison beds and the lack of public funds available to finance new facilities, opportunities exist to acquire or develop correctional and detention facilities from or on behalf of private prison owners and operators and various government entities.

         In addition to the possible acquisition of the Option Facilities, the Company may acquire from both private prison owners and operators and governmental entities additional correctional and detention facilities that meet its investment guidelines, as described herein. The Company has the right to acquire and lease back to Wackenhut Corrections each of the Future Facilities during the applicable Future Facility option period. However, notwithstanding Wackenhut Corrections' significant presence in the correctional and detention industry, less than 8% of all adult prison beds in the United States are privately managed. Management believes that as Wackenhut Corrections and the private prison management industry continue to grow, opportunities may exist to acquire additional private correctional facilities from Wackenhut Corrections on attractive terms.

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

         Expansion Opportunities. The Company believes that there may be opportunities for expansion of its existing correctional facilities which could result in increased cash flows and property values. The Company may use its capital to provide expansion space as requested by its tenants and expects that any such expansion of its facilities would result in correspondingly higher rental payments. Alternatively, a tenant may provide the capital for expansion, which should result in enhanced property values.

         Rent Escalations. All of the Company's leases provide for a source of cash flow with opportunities for future growth in revenues. The base rent for the first year for each facility purchased before December 31, 1999 is equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by a fixed three percent at the first two annual anniversaries of the IPO and by an amount equal to CPI at each successive annual anniversary for the remaining term of each lease, subject to a maximum increase of four percent per annum throughout the term of the leases (the "Base Rent Escalation"). However, there can be no assurance that such contractual escalations will be realized based on the CPI index or other factors.

THE OPERATING PARTNERSHIP

         Formation of The Operating Partnership. Upon completion of the IPO, the Company acquired a 100% interest in the Operating Partnership. The Company holds a 1% general partnership interest and a 98% limited partnership interest in the Operating Partnership. Through CPT LP (a wholly owned subsidiary) , the Company owns a 1% limited partnership interest in the Operating Partnership. Following the completion of the IPO and the Formation Transactions, substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, which leases them to Wackenhut Corrections. The Company is the sole general partner of the Operating Partnership and has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Trustees manages the affairs of the Company by directing the affairs of the Operating Partnership. The Company's direct and, through CPT LP, indirect percentage interest in the Operating Partnership, is 100%. The Operating Partnership makes regular quarterly cash distributions to its partners, including the Company and CPT LP, in proportion to their percentage interests in the Operating Partnership. The Company, in turn, pays cash distributions to its shareholders in an amount per Common Share equal to the amount distributed by the Operating Partnership.

         The Operating Partnership was organized to facilitate the tax-advantaged acquisition of additional correctional and detention facilities from private owners. In the event the Company undertakes such an acquisition, it is contemplated that the owner of such a facility would become a Limited Partner in the Operating Partnership and would be issued units of limited partnership interests in the Operating Partnership, representing an equal undivided fractional share of each item of the Operating Partnership's income, gain, and loss and in distribution of the Operating Partnership's assets (the "Units," and the holder thereof, a "Unitholder") therein as the consideration, in whole or in part, for the Unitholder's transfer of the facility to the Operating Partnership. It is also contemplated that the Unitholder would be given the right after a period of time to exchange Units in the Operating Partnership for cash based upon their fair market value or, at the Company's option, for Common Shares on a one-for-one basis. It is also contemplated that substantially all the Company's assets may be owned indirectly through the Operating Partnership so that one Unit in the Operating Partnership would generally correspond economically to one Common Share. In order to accomplish such objective, and while the Company has no present plan to issue Units to a private prison owner, the current structure using the Operating Partnership is being utilized, rather than the Company taking title to the Initial Facilities, in order to avoid in the future a re-transfer of the Initial Facilities to such a partnership, and the incurrence at that time of associated transfer and other costs, which would likely be necessary or advisable in order to offer a private owner a tax-advantaged acquisition vehicle. Currently, the Company and CPT LP are the only partners in the Operating Partnership and possess the power unilaterally to amend and restate the Partnership Agreement (as hereinafter defined). The Company does not intend to use the Operating Partnership (or any partnership which is owned by the Operating Partnership) (the "Subsidiary Partnership") as a vehicle for tax-advantaged acquisitions unless it receives an opinion of tax counsel to the Company that such use would not result in the disqualification of the Company as a REIT, including an opinion that the Operating Partnership (or any Subsidiary Partnership) would not be treated for federal income tax purposes as an association taxable as a corporation or a publicly-traded partnership.

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

STRUCTURE OF THE COMPANY

         The following diagram sets forth the structure of the Company:

                     CORRECTIONAL PROPERTIES TRUST
                            (THE "COMPANY")
                                                              100%
            98%                   1%
          LIMITED               GENERAL                      CPT
          PARTNER               PARTNER               LIMITED PARTNER INC.                WACKENHUT CORRECTIONS CORPORATION
                                                           ("CPT LP")                        ("WACKENHUT CORRECTIONS")(2)
                                                                             RENTS
                                                                    1%
                                                                  LIMITED               LEASES
                                                                  PARTNER
                                                                                            SUBLEASES                   RENTS
                                  CPT                                           RENTS                 WCC RE HOLDINGS LLC
                      OPERATING PARTNERSHIP L.P.                                                   (SUCCESSOR BY MERGER TO
                                                                               LEASES               WCC RE HOLDINGS, INC.)
                                                                                                   ("WCCRE LLC")(1),(3),(4)

(1) Following the consummation of the IPO, WCC RE Holdings, Inc., a wholly-owned subsidiary of Wackenhut Corrections, was merged with and into WCC RE Holdings LLC ("WCCRE LLC"), which was formed as a wholly-owned subsidiary of Wackenhut Corrections, with WCCRE LLC being the surviving entity.

(2) The Operating Partnership leases the Queens Facility, the Aurora Facility, the Hobbs Facility, the Karnes Facility, the Lawton Facility and the Jena Facility to Wackenhut Corrections.

(3) The Operating Partnership leases the following facilities to WCCRE LLC, each of which were in turn subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility.

(4) The provisions of certain existing facility operating agreements between Wackenhut Corrections and the respective contracting governmental entities afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the facility operating agreement upon the occurrence of certain events. In such instances, Wackenhut Corrections has entered into a sublease for the subject facility with WCCRE LLC, with WCCRE LLC as the sublessor and Wackenhut Corrections as the sublessee. The contracting governmental entity has the right to assume the rights of Wackenhut Corrections under such sublease on early termination of the operating agreement for the relevant facility. However, even if a government entity elects to exercise its right to assume a sublease relating to a facility, Wackenhut Corrections is nevertheless liable to the Company under the master lease relating to such facility. See "Subleases."

THE OWNED FACILITIES, THE OPTION FACILITIES AND THE FUTURE FACILITIES.

THE OWNED FACILITIES

         The eleven facilities owned by the Company at December 31, 2000 (the eight Initial Facilities acquired by the Company in connection with the IPO, the Lea County Correctional Facility and the Lawton Correctional Facility purchased in January 1999 and the Jena Juvenile Correctional Facility purchased in January 2000, together the eleven "Owned Facilities") acquired by the Company were purchased for an aggregate cash purchase price of approximately $222 million. The Company has leased the Owned Facilities to Wackenhut Corrections or its subsidiary (and Wackenhut Corrections will continue to operate such Owned Facilities) pursuant to the leases, which have initial terms of 10 years. Throughout the terms of these leases, the base annual rents escalate by the Base Rent Escalation. The eleven Owned Facilities are located in eight states and have an aggregate design capacity of 6,130 beds. The following table sets forth certain information with respect to the Owned Facilities as of December 31, 2000:

                                                                                       DESIGN            EXPIRATION
                                                                                      CAPACITY               OF      OPERATING
                                                                                         AND     FACILITY   FACILITY   AGREEMENT
                                                      TYPE OF   CONTRACTING SECURITY  OCCUPANCY  OPENING   OPERATING   RENEWAL
FACILITY AND LOCATION                                FACILITY     ENTITY    LEVEL(1)   RATE(2)    DATE     AGREEMENT   OPTIONS
---------------------                                --------   ----------- --------  --------   ------    ---------   -------
Aurora INS Processing
  Center.........................................    INS            INS(3)    Minimum/  300/94%   May       May         Four
  (the "Aurora...................................    Processing               Medium              1997      2003        One-
  Facility").....................................    Center                                                             Year
  Aurora, CO

McFarland Community
  Correctional Facility..........................    Pre-Release    CDOC(4)   Minimum/  224/96%   February  June          --
  (the "McFarland................................    Center                   Medium              1988      2002
  Facility")
  McFarland, CA

Queens Private
  Correctional
  Facility.......................................    INS            INS(5)    Minimum/  200/93%   March     March       Four
  (the "Queens...................................    Detention                Medium              1997      2002        One-
  Facility").....................................    Facility                                                           Year
  New York, NY

Central Valley Community
  Correctional Facility..........................    Adult          CDOC      Minimum/  550/94%   December  December      --
  (the "Central Valley...........................    Correctional             Medium              1997      2007
  Facility").....................................    Facility
  McFarland, CA

Golden State Community
  Correctional Facility..........................    Adult          CDOC      Minimum/  550/95%   December  December      --
  (the "Golden State.............................    Correctional             Medium              1997      2007
  Facility").....................................    Facility
  McFarland, CA

                                                                                      DESIGN               EXPIRATION
                                                                                     CAPACITY                 OF      OPERATING
                                                                                       AND      FACILITY   FACILITY   AGREEMENT
                                                    TYPE OF    CONTRACTING SECURITY  OCCUPANCY   OPENING   OPERATING   RENEWAL
FACILITY AND LOCATION                              FACILITY      ENTITY    LEVEL(1)   RATE(2)     DATE     AGREEMENT   OPTIONS
---------------------                              --------    ----------- --------  ---------  --------   ---------  ---------
Desert View Community
  Correctional Facility..........................  Adult         CDOC      Minimum/   550/95%   December   December          --
  (the "Desert View..............................  Correctional             Medium              1997       2007
  Facility" and..................................  Facility
  together with the
  Golden State
  Facility and the
  Central Valley
  Facility, the
  "California
  Facilities")
  Adelanto, CA

Broward County Work
  Release Center.................................  Work Release  Broward   Non-      300/69%(6) February  February    Unlimited
  (the "Broward County...........................  Center        County    Secured              1998      2003        Two-
  Facility").....................................                and                                                  Year
  Broward County, FL.............................                BSO(6)

Karnes County
  Correctional
  Center.........................................  Adult         Karnes    Multi-     480/97%   January     2026      Varies
  (the "Karnes...................................  Correctional  County    Security             1996
  Facility").....................................  Facility
  Karnes County, TX

Lawton Correctional
  Facility (the "Lawton
  Facility").....................................  Prison        ODOC(7)   Medium    1,500/103% December    June      Three
                                                                                                 1999      2001       One-
                                                                                                                      Year
Lea County Correctional
  Facility (the "Hobbs
  Facility")
  Hobbs, NM......................................  State         Lea       Multi-    1,200/90%  May         June      Annual
                                                   Prison        County    Security  --------   1998        2001
Jena Juvenile Justice Center
  (the "Jena
  Facility")
  Jena, LA.......................................  Juvenile      N/A       Multi-      276/0%   June        N/A       N/A
                                                   Correctional            Security  -------   1999
                                                   Facility
Total............................................                                      6,130
                                                                                     =======

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

(2) Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of December 31, 2000. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of Wackenhut Corrections or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)      The United States Immigration and Naturalization Service.

(4)      The State of California Department of Corrections.

(5) The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy)

(6) The Broward County Sheriff's Office. While the actual occupancy rate was 69% as of December 31, 2000, the Broward County Sheriff's office has guaranteed payment under the operating agreement based on a 100% occupancy rate.

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

         The Karnes Facility is a medium security correctional facility located in Karnes City, Texas with a design capacity of 480 beds. The facility is situated on approximately 12 acres and contains approximately 77,000 square feet. Wackenhut Corrections owns an adjacent parcel of unimproved land containing approximately 30 acres acquired at a total cost of $60,000. Wackenhut Corrections began operating this facility in January 1998 under an interim operating agreement with Karnes County and has subsequently negotiated a long-term operating agreement with Karnes County that expires in 2026.

         The Central Valley Facility and the Golden State Facility are medium security facilities located on adjacent properties in McFarland, California. The Central Valley Facility is situated on approximately 19 acres, and the Golden State Facility is situated on approximately 33 acres. Each facility contains an approximately 95,901 square foot structure with a design capacity of 550 beds. Construction of each of the Central Valley Facility and Golden State Facility was completed in December 1997. Wackenhut Corrections has contracted with the CDOC to operate each such Facility, which contracts expire in December 2007.

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

         The Hobbs Facility is a new high-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 1200 beds. Construction was completed in May 1998. Wackenhut Corrections has contracted with Lea County to operate the facility, which contract expires in June 2001.

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

         The McFarland Facility is located in McFarland, California. The facility is situated on approximately 5 acres, and contains approximately 35,000 square feet. The facility currently has a design capacity of 224 beds. Wackenhut Corrections has contracted with the CDOC to operate the facility, which contract expires in June 2002.

         Detention Facilities. Detention facilities are used to house undocumented aliens for the INS and are classified as minimum to medium security facilities. The detention facilities acquired by the Company include the Aurora Facility and the Queens Facility.

         The Queens Facility is located on approximately 1.34 acres in New York, New York. The facility has a design capacity of 200 beds and contains approximately 61,400 square feet. Wackenhut Corrections began operating the facility in June 1997, and is presently operating the facility under a management contract with the INS which expires in March 2002.

         The Aurora Facility is located on approximately 46 acres in Aurora, Colorado. Originally designed to accommodate 150 beds, the facility was expanded in 1992 to contain a design capacity of 300 beds. The approximately 66,000 square foot medium security facility is operated under a management agreement entered into between the INS and Wackenhut Corrections which expires in May 2003.

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

         Juvenile Correctional Facilities. Juvenile correctional facilities are used to house juvenile offenders under standards which differ from those used to house adult offenders. On January 7, 2000, the Company exercised its option to purchase the Jena Facility for approximately $15,300,000. The Jena Facility is located in Jena, Louisiana and was used to house juvenile inmates. The facility is situated on approximately 100 acres, consists of an approximately 62,400 square foot structure and has a capacity for 276 beds. At the same time as the Company acquired the Jena Facility, the Company entered into a lease with WCC for such facility at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the

Company without regard for occupancy. The Jena Facility was operated by Wackenhut Corrections under an operating agreement with the State of Louisiana, which has been terminated. Wackenhut Corrections does not presently have an operating contract with a client for the Jena Facility. However, Wackenhut Corrections is obligated under the terms of the lease to continue to make rental payments to the Company.

         As a result of the termination of Wackenhut Correction's operating contract, the Jena Facility no longer is included in the Company's pledge pool Borrowing Base described in the Bank Credit Facility.

         With the exceptions of the Aurora INS Processing Center, the McFarland Community Correctional Facility and the Jena Facility, all of the Company's facilities are deemed "significant" because they each account for 10% or more of the Company's total assets as of December 31, 2000. For federal income tax purposes, the Company's tax basis in each facility is generally the purchase price by the Company. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight line method, which equates to a rate of 2.5%. Other assets associated with the facilities may be depreciated by the Company using applicable useful lifes.

         THE OPTION FACILITIES. Two of the three option facilities, the Lawton Facility and the Jena Facility, were acquired by the Company. The remaining Option Facility as of December 31, 2000 had an aggregate design capacity of 480 beds. The following table sets forth certain information with respect to this facility as of December 31, 2000. The option with respect to this facility expired on January 31, 2001.

                                                                                                   DESIGN
                                                TYPE OF          CONTRACTING     SECURITY           (BED)
           FACILITY AND LOCATION               FACILITY            ENTITY          LEVEL          CAPACITY
           ---------------------            -------------        -----------     --------         --------
Michigan Youth Correctional
   Facility (the "Michigan
   Facility")..........................     Juvenile              MDOC(1)         Maximum              480
   Lake County, MI.....................     Correctional
                                            Facility
                                                                                                      ----
Total..................................                                                                480
                                                                                                      ====

(1) State of Michigan Department of Management and Budget for the Department of Corrections.

THE FUTURE FACILITIES. The terms of the Right to Purchase Agreement between the Company and Wackenhut Corrections include the exclusive option to purchase facilities from Wackenhut Corrections for six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the Certificate of Occupancy. The following facilities have attained 75% occupancy level and notice of such has been provided to the Company. The following table sets forth certain information with respect to these Future Facilities, including the date upon which the exclusive option to purchase expires, under the six-month occupancy provision.

                                                                        DATE EXCLUSIVE                 DESIGN
              FACILITY AND LOCATION                                     OPTION EXPIRES             (BED) CAPACITY
              ---------------------                                     --------------             --------------
     Guadalupe County Correctional Facility,                                1/31/01                     600
     Santa Rosa, N.M.

     Val Verde County Detention Center,                                     8/20/01                     600
     Del Rio, TX

     Michigan Youth Correctional Facility,                                  1/31/01                     480
      Lake County, MI

     Western Regional Detention Facility,                                   7/24/01                     900
     San Diego, CA

LEASES AND SUBLEASES

         Simultaneous with the Company's acquisition of the Owned Facilities (and any Option Facilities and Future Facilities which are acquired by the Company), the Company leases such facilities either directly to Wackenhut Corrections or to WCCRE LLC, which in turn subleases such facilities to Wackenhut Corrections. The sublease structure is used in those instances where Wackenhut Corrections is required by a contracting governmental entity in connection with the award of a facility operating agreement to afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the operating agreement upon the occurrence of certain events. Generally, in those instances where a sublease is created for the contracting governmental entity (or its designated replacement operator) to assume, the term of the sublease is commensurate with the term of the operating agreement originally entered into between Wackenhut Corrections and the governmental entity thereby affording the governmental entity the ability to plan and effectuate an orderly relocation of its inmates to another facility in the event of early termination of its operating agreement with Wackenhut Corrections. However, regardless of whether the sublease structure is created for an individual facility, Wackenhut Corrections, at all times, remains primarily liable to the Company under the leases.

         Because the leases are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of such governmental entities or allow Wackenhut Corrections the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals ("RFP"). Therefore, in such instances Wackenhut Corrections requests that the Company enter into the lease with WCCRE LLC., which in turn enters into a more basic fixed rental rate sublease with Wackenhut Corrections, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to the Company's review and approval. The Company has leased the following Owned Facilities to WCCRE LLC, each of which in turn are subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. The Company has leased the following Owned Facilities, directly to Wackenhut
Corrections: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Lawton Facility and the Karnes Facility.

         Leases

         The Company leases each of its facilities (including all Owned Facilities and, if acquired, Option Facilities and Future Facilities) to Wackenhut Corrections or to WCCRE LLC. Each such facility is the subject of a separate lease that incorporates the provisions of a master lease (the "Master Lease") between the Company and Wackenhut Corrections. The lease of each such facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease of each such facility provides for an initial term of 10 years (the "Fixed Term") and may be extended by Wackenhut Corrections for three additional five-year terms beyond the Fixed Term (the "Extended Terms") at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, an individual lease will be automatically extended on the same terms (including the then applicable base rent and Base Rent Escalation) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. The Fixed Term and Extended Terms under each lease shall be subject to earlier termination upon the occurrence of certain contingencies described in the lease. Any additional Future Facilities will be leased upon terms and conditions substantially similar to the above-described leases except that the rental rate in the case of any Future Facility acquired during the first five years following the IPO will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such agreement, by binding arbitration or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or in the absence of such an agreement, as determined by binding arbitration.

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

         Amounts Payable Under the Leases; Net Provisions. During the Fixed Term and the Extended Terms, Wackenhut Corrections is required to pay annual base rent ("Annual Base Rent") in monthly installments. The initial Annual Base Rent for each Owned Facility has been determined by calculating a figure which would yield 9.5% on the purchase price of such Owned Facility. The initial Annual Base Rent, the 1999 cash rent and the 2000 cash rent for the Aurora Facility are $743,734, $758,608 and $781,367, for the McFarland Facility are $666,921,
$680,259 and $700,667, for the Queens Facility are $1,399,547, $1,427,538 and
$1,470,364, for the Central Valley Facility are $1,671,145, $1,704,567 and $1,755,704, for the Golden State Facility are $1,667,776, $1,701,132 and
$1,752,165, for the Desert View Facility are $1,602,149, $1,634,192 and
$1,683,218, for the Broward Facility are $1,437,229, $1,465,973 and $1,509,953,
for the Karnes Facility are $1,550,400, $1,581,408 and $1,628,850, for the Hobbs Facility are $4,444,894, $4,432,553 and $4,797,216, and for the Lawton Facility are $4,347,165, $4,178,108 and $4,477,580. The initial Annual Base Rent for the Jena Facility is $1,684,350. Annual Base Rent for each leased property will be increased each year by the Base Rent Escalation, or in the case of the Jena Facility by 4% per annum.

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

         Maintenance, Modification and Capital Additions. Under each lease as of December 31, 2000, Wackenhut Corrections is required, at its sole cost and expense, to maintain each leased property in good order, repair and appearance and will make structural and non-structural, interior and exterior, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep such leased property in good order and repair. The Company is not required to build or rebuild any improvements to any property leased to Wackenhut Corrections, or to make any repairs, replacements, alterations, restorations or renewals to any leased property.

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

         Insurance. Each lease provides that Wackenhut Corrections is required to maintain insurance on each leased property under Wackenhut Corrections' insurance policies providing for the following coverages: (i) fire, vandalism, earthquake and malicious mischief, extended coverage perils, and all physical loss perils, (ii) comprehensive general public liability (including personal injury and property damage), (iii) loss of rental value or business interruption and (iv) workers' compensation. Under each lease, the Company has the right to periodically review Wackenhut Corrections' insurance coverage and provide input with respect thereto. Wackenhut Corrections also certifies to the Company on a quarterly basis, among other things, that the insurance coverage required under each lease to be maintained by Wackenhut Corrections on each Owned Facility is being maintained by Wackenhut Corrections. The Company is required to be named on such policies as an additional insured or loss payee, as the case may be.

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

         Damage to, or Condemnation of, a Leased Property. In the event of any damage or destruction to any facility, Wackenhut Corrections has the obligation to fully repair or restore the same at Wackenhut Corrections' expense, with the Annual Base Rent proportionately abated during the time of restoration, but only to the extent of any rental interruption insurance proceeds actually received by the Company. If any facility is damaged to such an extent that 50% of the inmate beds at the leased facility are rendered unusable, and if Wackenhut Corrections has fully complied with the insurance obligations with respect to such facility (including maintaining insurance against loss of rents), Wackenhut Corrections may terminate the lease of that facility upon turning over all insurance proceeds and payment of any deductible or uninsured loss with respect to such facility to the Company. Additionally, if the facility is damaged within the last 24 months of the lease term and cannot be restored within six months of the date of the damage, either the Company or Wackenhut Corrections may terminate the lease. However, if Wackenhut Corrections exercises an option to extend the lease term, the Company may not terminate upon such casualty damage or destruction.

         In the event of a condemnation or taking of any leased property neither party shall be obligated to compensate the other for any damage or loss suffered as a consequence of such a taking. In the event of a partial taking, Wackenhut Corrections is obligated to repair the portion not taken, if the same does not render the leased property unsuitable for Wackenhut Corrections' then use and occupancy, but only to the extent of the condemnation award. Each lease has an apportionment clause which provides generally that the total condemnation award shall be payable to the Company and to Wackenhut Corrections based upon their respective interests.

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

         In the event of any event of default referable to a specific leased property, the Company may evict Wackenhut Corrections from such leased property and either terminate the lease or re-let the leased property. However, the Company will have certain duties to mitigate its losses in the exercise of such remedies. In either event, Wackenhut Corrections shall remain responsible for the rental value of such leased property for the remaining period of the term in excess of rents received by the Company from any successor occupant. Alternatively, at the Company's option, the Company will be entitled to recover all unpaid Rent then due plus the present value of the Rent for the unexpired term at the time of the award, subject to the Company's obligation to deliver and pay-over to Wackenhut Corrections any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by Wackenhut Corrections. In addition, the Company may exercise any other rights that it may have under law. In the event the Company evicts Wackenhut Corrections from a leased property, the Master Lease will remain in full force and effect for all other leased properties. With respect to Wackenhut Correction's failure to timely pay Rent and with respect to certain nonmonetary events of default under the master lease, the Company shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.

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

         Subleases

         The provisions of certain existing operating agreements awarded to Wackenhut Corrections for the Owned Facilities afford the governmental entity a right to assume an existing sublease of the subject facility created between WCCRE LLC and Wackenhut Corrections (or to designate another facility operator to assume such sublease) at a fixed rental rate in the event of early termination of the operating agreement upon the occurrence of certain events. The rental payments and other material terms of these existing subleases differ from comparable provisions of the leases, and there is no requirement that the governmental entity or its designee comply with the provisions of the leases. In such cases, Wackenhut Corrections will, nevertheless, remain primarily liable to the Company under the leases.

         Concurrently with the conveyance of certain of the Owned Facilities, the Company has agreed, and in connection with the conveyance of certain of the Option and Future Facilities and the execution of the leases with respect thereto, the Company will agree, to recognize and leave undisturbed such rights of the governmental entities. Such subleases are presently in effect with respect to the Broward Facility, the McFarland Facility, the Central Valley Facility, the Desert View Facility, and the Golden State Facility. Wackenhut Corrections has agreed that the term of the individual leases between Wackenhut Corrections and the Company for these facilities will be automatically extended, if necessary, in order to insure that the lease between the Company and Wackenhut Corrections will be commensurate with the term of any such subleases. Some of the material differences between the terms and provisions of the existing subleases and the leases are discussed below.

         The Broward Facility Sublease. WCCRE LLC has entered into a sublease (the "Broward Sublease") with Wackenhut Corrections for the use of the Broward Facility. In connection with the IPO, the Company entered into a lease with WCCRE LLC pursuant to which it will recognize and agree to leave undisturbed the Broward Sublease. While the Broward Sublease is a triple-net lease, the annual rent payable under the Broward Sublease is below the annual rent payable under the relevant lease and the provisions of the sublease are generally not as favorable to the lessor as the comparable provisions of the relevant lease. If the operating agreement between Wackenhut Corrections and Broward County is terminated for a reason other than a default by Wackenhut Corrections during the initial five-year term expiring in February 2003, the Broward County Sheriff is required under the operating agreement to assume the obligations of Wackenhut Corrections under the Broward Sublease through February, 2003, and in the event of such assumption, may exercise the three consecutive five year renewal options contained in the Broward Sublease. Wackenhut Corrections will nevertheless remain obligated to the Company for performance under the lease for the entire term of the Broward Sublease. If Wackenhut Corrections defaults on its obligations under the lease, the Company will be required to permit the Broward County Sheriff to occupy the Broward Facility under the terms of the Broward Sublease at a rental rate and upon terms which are not as favorable to the Company as those of the lease.

         The California Facilities Subleases. WCCRE LLC has entered into a series of subleases (collectively the "California Subleases") with Wackenhut Corrections for the use of the California Facilities. In connection with the IPO, the Company entered into a series of leases with WCCRE LLC pursuant to which it will recognize and agree to leave undisturbed the California Subleases. Except for the base rent, the terms and provisions of each of the California Subleases are identical. With the exception of the sublease of the McFarland Facility which expired January 1999, the term of each of the California Subleases is 120 months expiring December 16, 2007 and is coterminous with a ten year facility operating agreement entered into between Wackenhut Corrections and the State of California for each such facility. Each of the California Subleases provides for certain "termination rights" in favor of the State of California under which the State of California has the option, in the event of early termination of the operating agreement between the State of California and Wackenhut Corrections, to cause Wackenhut Corrections' interest under each of the California Subleases to be assigned to the State of California or to a replacement operator approved by the State. The California Subleases may not be modified without the prior written approval of the State of California. While the California Subleases are triple-net leases, the provisions of such subleases are generally not as favorable to the lessor as the comparable provisions of the relevant leases. If Wackenhut Corrections defaults on its obligations under the leases, the Company will be required to permit the contracting government entity to occupy the California Facilities under the provisions of the sublease. The annual base rent under the sublease is not subject to adjustment for cost of living increases or any other reason. As a result, the annual rent payable under the California Subleases may, during some portion of the term of the applicable master leases, fall below the annual rent payable under such leases. Wackenhut Corrections will nevertheless remain obligated to the Company for performance under such leases for the entire term of the California Subleases.

         The Jena Facility. In March 1997, Wackenhut Corrections acquired, by assignment, all of the right, title and interest of the LaSalle Parish Hospital District No. 2 (the "Hospital District") under a Cooperative Endeavor Agreement dated January 30, 1995 (the "Louisiana Operating Agreement") entered into between the LDOC and the Hospital District. The Louisiana Operating Agreement contemplates the construction of a 276-bed juvenile correctional facility through the issuance of bonds secured by a mortgage on the Jena Facility (the "Mortgage Debt"). The contemplated Mortgage Debt for the facility was not obtained and Wackenhut Corrections, upon its acquisition of the interest of the Hospital District under the Louisiana Operating Agreement, privately financed the cost of construction of the facility. On January 7, 2000 the Company acquired the Jena Facility from Wackenhut Corrections. The Louisiana Operating Agreement, was terminated as of July 1, 2000. Wackenhut Corrections does not presently have an operating contract with a client for the Jena Facility. However, Wackenhut Corrections continues to make rental payments to the Company and maintain the facility.

RELATIONSHIP WITH WACKENHUT CORRECTIONS CORPORATION

         Wackenhut Corrections is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. Wackenhut Corrections was founded in 1984 as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to the industry reports, Wackenhut Corrections is the second largest provider of privatized correctional and detention services in the United States and the largest provider of such services abroad, based upon the number of beds under management. As of December 31, 2000, Wackenhut Corrections had 55 correctional and detention facilities under contract or award, with an aggregate design capacity of 39,522 beds (with many of such facilities being leased by Wackenhut Corrections from the contracting government entity).

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

THE BANK CREDIT FACILITY

         On October 2, 1998, the Company obtained from Bank of America, as successor by merger to NationsBank, N.A., a $100 million bank credit facility (the "Bank Credit Facility"). The Bank Credit Facility may be used to finance the acquisition of correctional and detention facilities, the expansion of existing facilities and for working capital requirements. The Bank Credit Facility has a term of five years, is secured by the Company's facilities, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company's facilities or the aggregate of the appraised value of such facilities (the "Total Value"). Under the terms of the Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 95% of net income (subject to certain adjustments) in any calendar year or 100% of funds available for distribution in any calendar quarter. Borrowings under the Bank Credit Facility bear interest at a variable rate equal to: (w) LIBOR plus 125 basis points if the Company's total outstanding indebtedness is less than 25% of the Total Value; (x) LIBOR plus 150 basis points if the Company's total outstanding indebtedness is greater than 25% but less than or equal to 35% of the Total Value; (y) LIBOR plus 175 basis points if the Company's total outstanding indebtedness is greater than 35% but less than or equal to 40% of the Total Value, and (z) LIBOR plus 200 basis points if the Company's total outstanding indebtedness is greater than 40% of the Total Value but less than or equal to 50% of the Total Value; in each case, calculated based on interest periods of one, two, three or six months at the option of the Company. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Bank Credit Facility, the Company paid fees of approximately $2.2 million. As of December 31, 2000, the amount of outstanding indebtedness under the Bank Credit Facility was $81.4 million.

         On July 24, 2000, the Operating Partnership closed a $45 million notional amount cash flow interest rate swap (the "Interest Rate Swap"). The swap agreement provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035%. In addition, the Operating Partnership will be obligated for the EuroDollar Rate Margin described in the Credit Facility based upon a ratio of outstanding borrowings to pledge pool Borrowing Base. The effect of the Interest Rate Swap is that the interest rate on approximately 55.3% of the Company's borrowings under the Credit Facility is fixed at 9.035% as of December 31, 2000.

         The Company acquired the Mountain View Correctional Facility, on March 16, 2001, using the proceeds under its Bank Credit Agreement, which has been amended to a total capacity of $110,000,000. The amendments completed on March 16, 2001 included increasing the interest rate grid applicable to all borrowings by 50 basis points, as well as payment of additional bank fees of approximately $625,000, and certain covenant changes. In addition, the Company committed to entering into interest rate obligations which would effectively fix the interest rate on an additional $30,000,000 of the Company's outstanding debt, on or before June 15, 2001.

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

         Americans With Disabilities act. The facilities are subject to the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities, such as correctional facilities, be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Receipt of a satisfactory ADA compliance report is required prior to the Company's acquisition of each facility. Nonetheless, under the Master Lease, Wackenhut Corrections is required to make any necessary modifications or improvements to comply with the ADA and to indemnify the Company from any liabilities in connection therewith.

TAX CONSIDERATIONS AND TAX STATUS OF THE COMPANY

         The Company has elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the corporate level on its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 95% of its annual real estate investment trust taxable income. Although the Company believes it operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal or tax considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Trustees to revoke the REIT election if the Board of Trustees and the holders of two-thirds of all outstanding shares of beneficial interest of the Company determine that such factors make it no longer beneficial to qualify as a REIT.

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

         Investment Policies. The Company focuses its investments on the acquisition or development of facilities directly from, or on behalf of, Wackenhut Corrections or its affiliates or other private prison managers or government entities in the United States. Additionally, the Company may, but has no present plans to, pursue other opportunities in facilities unrelated to the correctional and detention industry. The Company may also invest in other facilities or excess land to the extent necessary to acquire a facility. The Company applies the following general guidelines in evaluating potential investments in correctional and detention facilities: (i) completion of the construction of the facility, (ii) execution of a government contract for the operation of the facility, and (iii) documentation of adequate inmate occupancy levels. Although these investment guidelines are not compulsory but merely advisory, management of the Company has no present intent to acquire any facility until construction is completed.

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

         Disposition Policies; Wackenhut Corrections' Right of First Refusal. The Company has no current intention to dispose of any of the Facilities, although it reserves the right to do so if the Board of Trustees determines that such action would be in the best interests of the Company. Wackenhut Corrections has a right of first refusal with respect to any sale of Facilities acquired from Wackenhut Corrections. See "The Formation Transactions" and "Leases" for a more detailed discussion of the terms and conditions of Wackenhut Corrections' right of first refusal.

         Financing Policies. The Company presently intends to maintain its Debt Policy (measured at the time a borrowing occurs), which requires a ratio of total consolidated indebtedness to the sum of total equity and total consolidated indebtedness of 50% or less. The Board of Trustees may, however, from time to time reevaluate this policy and decrease or increase such ratio accordingly. The Company determines its financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. The Company has established the Bank Credit Facility which may be used to finance the acquisition of additional correctional and detention facilities (including the Option Facilities and the Future Facilities), the expansion of existing facilities and for working capital requirements. Also, on July 24, 2000, the Operating Partnership entered into the Interest Rate Swap. If the Board of Trustees determines that additional funding is desirable, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.

         On March 16, 2000, the Bank Credit Facility was first amended to provide, among other things, that Consolidated Total Indebtedness could not exceed more than 50% of the sum of Consolidated Total Liabilities and Consolidated Shareholders' Equity. Previously, the Bank Credit Facility had provided that Consolidated Total Indebtedness could not exceed the lesser of (i) 50% of the sum of Consolidated Total Liabilities and Market Equity Capitalization or (ii) 50% of the sum of Consolidated Total Liabilities and Consolidated Shareholders' Equity.

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

         The proceeds from any borrowings may be used for the payment of distributions and working capital or to refinance indebtedness or to finance acquisitions, expansions or developments of new facilities.

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

SUBSEQUENT EVENTS

         On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the "Mountain View Facility"), for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company.

         The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates at the Consumer Price Index (CPI), with a minimum increase of 3.5%, but not greater than 4%. The current annual rent is approximately $2,965,900. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina's option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000. At the end of each lease year thereafter, the lessee has an option to purchase the facility for a predetermined declining amount. At the end of the thirtieth lease year, the lessee may purchase the facility for a nominal payment. The annual lease payment is subject to appropriation by the North Carolina General Assembly.

         The Company acquired the Mountain View Facility using the proceeds under its Bank Credit Agreement, which has been amended to a total capacity of $110,000,000. The amendments included increasing the interest rate grid applicable to all borrowings by 50 basis points, as well as payment of additional bank fees of approximately $625,000, and certain covenant changes. In addition the Company committed to entering into interest rate obligations which would effectively fix the interest rate on an additional $30,000,000 of the Company's outstanding debt, on or before June 15, 2001.

ITEM 2.  PROPERTIES.

         For a description of the facilities owned and leased by the Company, see "Item 1. Business." The Company also leases 2,600 square feet of office space at an annual rent of approximately $44,000. The term of such lease expires on May 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS.

         Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional or detention facility, but may also be brought against the owner. Although the Company is not currently a party to any legal proceeding, it is possible that in the future the Company could become a party to such proceedings. Wackenhut Corrections is a party to certain litigation relating to the Company's facilities arising in the ordinary course of operations, as well as other litigation. The Company does not believe that such litigation, if resolved against Wackenhut Corrections, would have a material adverse effect upon the Company's business, financial position or results of operations, unless the ability of Wackenhut Corrections to perform under the Company's leases was impaired. All of the leases between Wackenhut Corrections and the Company provide that Wackenhut Corrections is responsible for claims based on personal injury and property damage at the Company's facilities and require Wackenhut Corrections to maintain insurance for such purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since April 23, 1998, the Company's Common Shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "CPV." The following table sets forth the range of high and low sales prices for the Common Shares for the period from January 1, 1999 to December 31, 2000, as reported by NYSE.

                                                              2000                             1999
                                                  ---------------------------       --------------------------
                                                      HIGH            LOW              HIGH             LOW
                                                  -------------   -----------       ----------       ---------
First Quarter...............................      $12     7/8     $10    3/16       $19  3/8         $14  3/4
Second Quarter..............................       11     15/16     9    7/8         17  11/16        13  3/16
Third Quarter...............................       11     3/4       9    1/2         16  3/8          13  7/16
Fourth Quarter..............................       10     5/16      9     --         14  11/16        11  1/8

         As of March 26, 2001, there were 7,130,000 shares of Common Shares outstanding, held by 111 shareholders of record. The Company believes that certain holders of record hold a substantial number of Common Shares as nominees for a significant number of beneficial owners.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

DISTRIBUTIONS

         Subsequent to the IPO, the Company has paid regular quarterly distributions to its shareholders. The Board of Trustees, in its sole discretion, has determined the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. In 2000, the Company paid four cash dividend distributions (each in the amount of $.365 per common share) totalling $1.46 per common share. In 1999, the Company paid four cash dividend distributions (two in the amount of $.35 per common share and two in the amount of $.365 per common share) totaling $1.43 per common share.

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

                                                                                                                  FOR THE
                                                                                                                PERIOD FROM
                                                                                                                  2/18/98
                                                                                        YEAR          YEAR      (INCEPTION)
                                                                                        ENDED         ENDED         TO
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                              12/31/00      12/31/99      12/31/98
                                                                                     ---------      --------    -----------
OPERATING RESULTS
Revenue.........................................................................     $  22,711      $  20,329    $  8,628
Net income......................................................................         8,444          8,728       5,386
Weighted average shares outstanding, diluted....................................         7,130          7,130       5,546
Net income per share, diluted...................................................          1.18           1.22        0.97
Funds from operations...........................................................        13,786         13,612       7,276
Funds from operations per share, diluted........................................          1.93           1.91        1.31

DIVIDENDS
Cash distribution per share.....................................................     $    1.46      $    1.43    $    .60

BALANCE SHEET DATA (DECEMBER 31, 2000, 1999 and 1998)
Real estate properties, net.....................................................      $210,324      $ 200,415    $ 37,597
Total assets....................................................................       213,775        203,548     142,764
Revolving line of credit........................................................        81,400         69,200       9,000
Total liabilities...............................................................        84,832         72,788      10,765
Total shareholders' equity......................................................       128,943        130,760     131,999

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

         Future Factors include, without limitation, increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for a significant portion of its revenue; interest rate risk; continued availability of financing; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic economic conditions including interest rate fluctuations and other future factors. The Company discusses such risks in the Company's various reports filed with the Securities and Exchange Commission.

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

         The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. The Company's facilities at December 31, 2000 are privately managed facilities that are operated by Wackenhut Corrections Corporation ("WCC"). However, the Company is pursuing other acquisition opportunities, including correctional facilities owned and operated by various government entities and private operators other than WCC, and in fact acquired a facility on March 16, 2001 leased directly to the State of North Carolina.

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

         The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments, and expects to continue to incur short-term indebtedness and related interest expense.

         The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

FINANCIAL CONDITION

RESULTS OF OPERATIONS

         2000 COMPARED WITH 1999

         For the twelve months ended December 31, 2000, rental revenues increased to $22,690,000 from $20,293,000 for the twelve months ended December 31, 1999. This increase resulted primarily from the acquisition of the Jena Facility in January 2000.

         Depreciation for the twelve months ended December 31, 2000 increased to $5,342,000 from $4,884,000 for the twelve months ended December 31, 2001. This increase resulted primarily from the additional depreciation incurred after the Company's acquisition of the Jena Facility.

         General and administrative expenses for the twelve months ended December 31, 2000 decreased to $1,450,000 from $1,491,000 for the twelve months ended December 31, 1999.

         Interest expense increased to $7,475,000 for the twelve months ended December 31, 2000 from $5,226,000 for the twelve months ended December 31, 1999. This increase resulted primarily from additional borrowings of approximately $12,200,000 associated with the acquisition of the Jena Facility and higher borrowing rates on all outstanding floating rate LIBOR debt associated with the Bank Credit Facility .

         Net income for the twelve months ended December 31, 2000 decreased to $8,444,000 from $8,728,000 for the twelve months ended December 31, 1999.

         1999 COMPARED WITH 1998 (FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31,
1998)

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

         Net income for the twelve months ended December 31, 1999 increased to $8,728,000 from $5,386,000 for the period from February 18, 1998 (Inception) to December 31, 1998.

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

         The Company has a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of correctional and detention facilities from WCC and others, to expand current facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA (as defined in the Bank Credit Facility). Additionally, the Bank Credit Facility is secured by all of the Company's facilities at December 31, 2000. The Company has the ability to borrow additional non-recourse funds subject to various additional limitations discussed in the Bank Credit Facility. As of December 31, 2000, $81,400,000 had been drawn on the Bank Credit Facility at an average rate of 8.5% based upon LIBOR plus an applicable margin.

         On July 24, 2000, the company entered into a $45 million notional amount cash flow interest rate swap. The swap agreement provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035%. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the Bank Credit Facility. The effect of the interest rate swap is that the interest rate on approximately 55.3% of the Company's borrowings under the Bank Credit Facility is fixed at 7.035% plus the applicable margin, which was 2.0% as of December 31, 2000. The Company accounts for the amount payable or receivable under this swap each period through interest expense.

         On March 16, 2001, the Company entered into Amendment Agreement No. 2 to Credit Agreement ("Amendment No.2") and Amendment Agreement No. 3 to Credit Agreement ("Amendment No. 3"), each amending the Bank Credit Facility. The Amendments included increasing the revolving credit commitment to $110,000,000, increasing the interest rate grid applicable to all borrowings by 50 basis points, as well as payment of additional bank fees of $625,000 and certain covenant changes. The increased capacity was necessary to fund the Company's acquisition of an additional prison facility in North Carolina on March 16, 2001.

         Amendment No. 3 also requires the Company to enter into by June 15, 2001 and thereafter maintain Swap Agreements or similar arrangements providing protection against fluctuations in interest rates on its indebtedness, having an aggregate notional amount of not less than $75,000,000 including the $45,000,000 already subject to such arrangements.

         The Company expects to meet its long-term liquidity requirements for the funding of real property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that as a result of its intention to maintain a moderate ratio of debt to total capitalization, it may be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

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

         The following table presents the Company's FFO for the years ended December 31, 2000 and 1999:

(AMOUNTS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)                                                                2000                1999
-------------------------                                                          -----------           -----------
Net Income.....................................................................    $     8,444           $     8,728
Real estate depreciation.......................................................          5,342                 4,884
                                                                                   -----------           -----------
Funds from operations..........................................................    $    13,786           $    13,612
                                                                                   -----------           -----------
Common shares outstanding
    Basic......................................................................          7,130                 7,130
    Diluted....................................................................          7,130                 7,130

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and relate to the Company's acquisitions of correctional and detention facilities. The Company is subject to interest rate risk on its existing Bank Credit Facility, the Interest Rate Swap and any future financing requirements. The Company does not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with Board approved policies.

         The Company's interest rate risk is related primarily to the variable rate Bank Credit Facility, which the Company has sought to reduce by entering into the Interest Rate Swap. The Company is also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counterparty to the Interest Rate Swap (which the Company does not anticipate), (iii) its ability to refinance its Bank Credit Facility at maturity at market rates and (iv) the impact of interest rate movements on its ability to obtain and maintain adequate financing to fund future acquisitions. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, the Company has entered into the Interest Rate Swap.

         As of December 31, 2000, $81,400,000 had been drawn on the Bank Credit Facility at an average rate of 8.5%. Holding the variable rate debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2001 would result in an increase in interest expense for fiscal year 2001 of approximately $814,000.

         The Company's interest rate swap provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the Credit Facility. The fair value of the Interest Rate Swap at December 31, 2000 is a liability of approximately $1,500,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements for the year ended December 31, 2000 and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Correctional Properties Trust:

We have audited the accompanying consolidated balance sheets of Correctional Properties Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from February 18, 1998 (Inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Correctional Properties Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from February 18, 1998 (Inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
     January 15, 2001 (except with respect to the matters discussed in Notes 3 and 9, as to which the date is March 16, 2001).

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND DECEMBER 31, 1999

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                            2000            1999
----------------------------------------------------------                         ---------       ---------
Assets
Real estate properties, at cost
   Correctional and detention facilities ................................          $ 222,440       $ 207,189
   Less--accumulated depreciation .......................................            (12,116)         (6,774)
                                                                                   ---------       ---------
      Net real estate properties ........................................            210,324         200,415
Cash and cash equivalents ...............................................                466             121
Deferred financing costs ................................................              1,214           1,654
Other assets ............................................................              1,771           1,358
                                                                                   ---------       ---------
      Total assets ......................................................          $ 213,775       $ 203,548
                                                                                   =========       =========
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses ...................................          $   1,555       $   1,899
Deferred revenue ........................................................              1,877           1,689
Revolving line of credit ................................................             81,400          69,200
                                                                                   ---------       ---------
      Total liabilities .................................................             84,832          72,788
                                                                                   ---------       ---------
Commitments and contingencies (note 6)
Shareholders' equity
   Preferred shares, $.001 par value; 50,000,000 shares authorized;
      none outstanding ..................................................                 --              --
   Common shares, $.001 par value; 150,000,000 shares
      authorized; 7,130,000 shares issued and outstanding ...............                  7               7
   Capital in excess of par value .......................................            131,259         131,112
   Distributions in excess of income ....................................             (2,323)           (359)
                                                                                   ---------       ---------
      Total shareholders' equity ........................................            128,943         130,760
                                                                                   ---------       ---------
   Total liabilities and shareholders' equity ...........................          $ 213,775       $ 203,548
                                                                                   =========       =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 1998

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                2000         1999         1998
------------------------------------------------              -------      -------      -------
Revenues
   Rental .........................................           $22,690      $20,293      $ 8,132
   Interest .......................................                21           36          496
                                                              -------      -------      -------
                                                               22,711       20,329        8,628
                                                              -------      -------      -------
Expenses
   Depreciation ...................................             5,342        4,884        1,890
   General and administrative .....................             1,450        1,491        1,052
   Interest .......................................             7,475        5,226          300
                                                              -------      -------      -------
                                                               14,267       11,601        3,242
                                                              -------      -------      -------
Net income ........................................           $ 8,444      $ 8,728      $ 5,386
                                                              =======      =======      =======
Net income per common share:
   Basic ..........................................           $  1.18      $  1.22      $  0.97
   Diluted ........................................           $  1.18      $  1.22      $  0.97
Weighted average number of shares outstanding:
   Basic ..........................................             7,130        7,130        5,541
   Diluted ........................................             7,130        7,130        5,546

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 1998

(AMOUNTS IN THOUSANDS)
----------------------                                                                (DISTRIBUTIONS
                                                                                         IN EXCESS
                                                                                        OF INCOME)
                                                 COMMON SHARES           CAPITAL IN      BALANCE OF
                                            ------------------------      EXCESS OF    UNDISTRIBUTED
                                             SHARES           AMOUNT      PAR VALUE        INCOME         TOTAL
                                            -------          -------     ----------   --------------    ---------
Initial capital contribution .........           --          $    --      $      3       $     --       $       3
Initial public offering of shares,
    net of issuance costs ............        7,130                7       130,719             --         130,726
Non-cash compensation charge .........           --               --           162             --             162
Net income ...........................           --               --            --          5,386           5,386
Distributions to shareholders ........           --               --            --         (4,278)         (4,278)
                                            -------          -------      --------       --------       ---------
Balance, December 31, 1998 ...........        7,130                7       130,884          1,108         131,999
Non-cash compensation charge .........           --               --           228             --             228
Net income ...........................           --               --            --          8,728           8,728
Distributions to shareholders ........           --               --            --        (10,195)        (10,195)
                                            -------          -------      --------       --------       ---------
Balance, December 31, 1999 ...........        7,130                7       131,112           (359)        130,760
Non-cash compensation charge .........           --               --           147             --             147
Net income ...........................           --               --            --          8,444           8,444
Distributions to shareholders ........           --               --            --        (10,408)        (10,408)
                                            -------          -------      --------       --------       ---------
Balance, December 31, 2000 ...........        7,130          $     7      $131,259       $ (2,323)      $ 128,943
                                            =======          =======      ========       ========       =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999 AND PERIOD FROM FEBRUARY 18, 1998 (INCEPTION) TO DECEMBER 31, 1998

(AMOUNTS IN THOUSANDS)                                                     2000           1999           1998
----------------------                                                   --------       --------       --------
Cash flows from operating activities
   Net income ..................................................         $  8,444       $  8,728       $  5,386
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation of real estate properties ...................            5,342          4,884          1,890
      Other amortization .......................................              587            668            271
      Changes in assets and liabilities:
       Other assets ............................................             (413)          (610)          (748)
       Accounts payable and accrued expenses ...................             (344)         1,238            661
       Deferred revenue ........................................              188            585          1,104
                                                                         --------       --------       --------
         Net cash provided by operating activities .............           13,804         15,493          8,564
                                                                         --------       --------       --------
Net cash used in investing activities
   Acquisition of real estate properties .......................          (15,251)       (67,702)      (139,487)
                                                                         --------       --------       --------
Cash flows from financing activities
   Initial capitalization ......................................               --             --              3
   Proceeds from initial public offering,
      net of offering costs ....................................               --             --        130,726
   Distributions to shareholders ...............................          (10,408)       (10,195)        (4,278)
   Borrowings from revolving line of credit ....................           12,200         60,200          9,000
   Deferred financing costs ....................................               --             --         (2,203)
                                                                         --------       --------       --------
       Net cash provided by financing activities ...............            1,792         50,005        133,248
                                                                         --------       --------       --------
       Net increase (decrease) in cash and cash equivalents ....              345         (2,204)         2,325
Cash and cash equivalents, beginning of period .................              121          2,325             --
                                                                         --------       --------       --------
Cash and cash equivalents, end of period .......................         $    466       $    121       $  2,325
                                                                         ========       ========       ========
   Supplemental disclosure:
      Cash paid for interest ...................................         $  6,920       $  1,279       $    185
                                                                         ========       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1.       ORGANIZATION AND OPERATIONS

         Correctional Properties Trust (the "Company") was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities. Through December 31, 2000, the Company's facilities were all leased to Wackenhut Corrections Corporation (together with its subsidiaries, "WCC") and the Company operates in only one segment.

         On April 28, 1998, the Company commenced operations after completing its initial public offering (the "IPO") of 6,200,000 common shares of beneficial interest. Subsequently, on May 13, 1998, the underwriters involved in the IPO exercised their over-allotment option for an additional 930,000 shares resulting in a total of 7,130,000 shares of beneficial interest outstanding. The 7,130,000 common shares were issued at an IPO price of $20.00 generating gross proceeds of $142,600,000. The aggregate proceeds to the Company, net of underwriters' discount of $9,982,000 and offering costs of $1,892,000, were approximately $130,726,000.

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

         Further, the Company has entered into a Right to Purchase Agreement with WCC, pursuant to which the Company will have the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and WCC), to acquire and leaseback to WCC any future facilities, subject to exception where the sale or transfer of ownership of a facility is previously restricted.

         On October 30, 1998, Correctional Properties Trust completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the "Hobbs Facility") for approximately $26,500,000.

         During January 1999, the Company completed the acquisition of the 600-bed expansion of the Hobbs Facility for approximately $20,000,000 and the Lawton Correctional Facility (the "Lawton Facility") for approximately $46,000,000. WCC leased the Lawton Facility and the Hobbs Facility from the Company for the same base rent and escalation percentage as the Initial Facilities for an initial term of ten years, with three additional renewal options for terms of five years each. The renewal terms are to be determined by fair market rental rates.

         On January 7, 2000, the Company purchased the Jena Juvenile Justice Center (the "Jena Facility") from WCC for approximately $15,300,000, using funds available under a $100 million secured line of credit (the "Bank Credit Facility"). WCC has leased the 276-bed facility located in Jena, Louisiana at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the Company without regard for occupancy. WCC does not presently have an operating contract with a client for the Jena Facility. However, WCC continues to make rental payments to Correctional Properties Trust. As a result of the termination of WCC's previous operating contract, the Jena Facility no longer is included in the Company's pledge pool Borrowing Base described in the Bank Credit Facility.

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

DEFERRED FINANCING COSTS

         Deferred financing costs are being amortized on a straight-line basis over the five-year term of the Bank Credit Facility. This method approximates the effective interest rate method.

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

         As of December 31, 2000, the Company had investments in eleven leased real estate properties with an initial cost totaling $222,400,000. Components of these real estate investments at cost are as follows:

Land and land improvements.......................................................................   $     8,500,000

Buildings and improvements.......................................................................   $   213,900,000

LONG-LIVED ASSETS

         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" requires that long-lived assets, including certain identifiable intangibles and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition. The method used to determine impairment would be undiscounted operating cash flows over the remaining amortization period for the related long-lived assets. The Company would measure impairment as the difference between fair value and the net book value of the related asset.

LEASES AND RENTAL INCOME

         All leases are accounted for as operating leases. Lease revenue is recognized on a straight-line basis over the lease term including the impact of the scheduled rent increases for any leases which are determinable at the inception of the lease. Deferred revenue represents monthly rent received in advance from WCC. Any increases in lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. The annual minimum rent to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 2000 is as follows (in thousands):

FISCAL YEAR                                                                                   ANNUAL RENT
-----------                                                                                   -----------
2001....................................................................................      $   22,631
2002....................................................................................          22,703
2003....................................................................................          22,703
2004....................................................................................          22,703
2005....................................................................................          22,703
Thereafter..............................................................................          63,795
                                                                                              ----------
                                                                                              $  177,238
                                                                                              ==========

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

         If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income. Such an event could materially affect the Company's net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2000, 1999 and for the period from February 18, 1998 (inception) to December 31, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and the revolving line of credit approximate fair value. The fair value of the Company's interest rate swap at December 31, 2000 is a liability of approximately $1,500,000.

CONCENTRATION OF CREDIT RISK

         The Company is exposed to credit related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company monitors the credit worthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

         The credit exposure that results from the Company's interest rate swap is represented by the fair value of the swap as of the reporting date.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates. Significant estimates include the useful lives of real estate properties.

COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2000, 1999 and for the period from February 18, 1998 (inception) to December 31, 1998, there were no differences between net income and comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENT

         The Company will adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has an interest rate swap that management of the Company has determined to be an effective cash flow hedge. The Company will record a charge to other comprehensive loss during the first quarter of 2001 of approximately $1,500,000 as a component of shareholders' equity as a result of adopting SFAS No. 133.

3.       BANK CREDIT FACILITY

         The Company has a $100 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of correctional and detention facilities from WCC and others, to expand current facilities and for general working capital requirements. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to four times Adjusted EBITDA (as defined in the Bank Credit Facility). Additionally, the Bank Credit Facility is secured by all of the Company's facilities at December 31, 2000. The Company has the ability to borrow additional non-recourse funds subject to various additional limitations discussed in the Bank Credit Facility. As of December 31, 2000, $81,400,000 had been drawn on the Bank Credit Facility at an average rate of 8.5% based upon LIBOR plus an applicable margin.

         On July 24, 2000, the Company entered into a $45 million notional amount cash flow interest rate swap. The swap agreement provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035%. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the Bank Credit Facility. The effect of the interest rate swap is that the interest rate on approximately 55.3% of the Company's borrowings under the Bank Credit Facility is fixed at 7.035% plus the applicable margin, which was 2.0% at December 31, 2000. The Company accounts for the amount payable or receivable under the swap each period through interest expense.

         On March 16, 2001, the Company entered into Amendment Agreement No. 2 to Credit Agreement ("Amendment No. 2") and Amendment Agreement No. 3 to Credit Agreement ("Amendment No. 3"), each amending the Bank Credit Facility. The Amendments include increasing the revolving credit commitment to $110,000,000, increasing the interest rate grid applicable to all borrowings by 50 basis points, as well as additional bank fees of $625,000 and certain covenant changes. This increase in capacity was necessary to fund the Company's acquisition of an additional prison facility in North Carolina on March 16, 2001.

         Amendment No. 3 also requires the Company to enter into by June 15, 2001 and thereafter maintain Swap Agreements or similar arrangements providing protection against fluctuations in interest rates on its indebtedness, having an aggregate notional amount of not less than $75,000,000 including the $45,000,000 already subject to such arrangements.

4.       SHARE OPTION AND INCENTIVE PLANS

         The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as non-employee trustees.

         In conjunction with the IPO, the Company granted options with respect to an aggregate of 590,000 common shares to officers, employees and trustees. The exercise price for such options is the IPO price of $20.00. The term of such options is ten years from the date of grant. In general, one-fourth of the aggregate of 565,000 options granted to executive officers and employees vested immediately and the remaining shares vested ratably on the first, second, and third anniversary of the date of grant, respectively. The options granted to the non-employee trustees in the aggregate of 25,000 shares vested in full at the date of grant. The value of options granted to non-employees in the aggregate of 240,000 shares is being charged to compensation expense over the life of the options. The amount of related compensation expense recognized in 2000, 1999 and 1998, respectively, was approximately $147,000, $228,000 and $162,000.

         On January 21, 1999, the Company granted 51,000 options for common shares to officers and employees and 10,000 options for common shares to non-employee trustees. Such options were granted at an exercise price of $17.31 per share, the fair market value at date of grant. The term of these options is ten years from the date of grant. The options granted to officers vest immediately as to one-fourth of the shares subject thereto, and vest as to the remaining shares ratably on the first, second and third anniversary of the grant date. The options granted to the trustees vested in full at the date of grant.

         On April 25, 2000, the Company granted 96,000 options for common shares to officers and employees and 10,000 options for common shares to non-employee trustees. Such options were granted at an exercise price of $11.19 per share, the fair market value of a share at the date of the grant. The term of these options is ten years from the date of grant. The options granted to officers vest immediately as to one-fourth of the shares subject thereto and vest ratably as to the remaining shares on the first, second and third anniversaries of the grant date. The options granted to the trustees vested in full on the date of the grant.

         A summary of the status of the Company's stock option plans, including their weighted average option exercise price, as of December 31, 2000, 1999 and 1998, respectively, is presented below:

                                                     2000                      1999                    1998
                                             -----------------------   ----------------------   ---------------------
                                                           WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                           AVERAGE                  AVERAGE                 AVERAGE
                                                           EXERCISE                 EXERCISE                EXERCISE
                                             SHARES         PRICE      SHARES        PRICE      SHARES       PRICE
                                             -------       --------    -------      --------    -------     --------
Outstanding at beginning of year..........   651,000        $19.75     590,000       $20.00          --           --
Options granted...........................   106,000        $11.19      61,000       $17.31     590,000       $20.00
Options exercised.........................        --            --          --           --          --           --
Options forfeited.........................        --            --          --           --          --           --
                                             -------        ------     -------       ------     -------       ------
Outstanding at end of year................   757,000        $18.55     651,000       $19.75     590,000       $20.00
                                             =======        ======     =======       ======     =======       ======
Exercisable at end of year................   525,750        $19.16     334,750       $19.78     166,250       $20.00

         Significant option groups outstanding at December 31, 2000, and related weighted average price and life information, are as follows:

                                                      EXERCISE PRICE/                  EXERCISE PRICE/
                                                     WEIGHTED AVERAGE                 WEIGHTED AVERAGE  REMAINING LIFE
                 GRANT DATE          OUTSTANDING      EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE     OUTSTANDING
                 ----------          -----------     ----------------    -----------  ----------------  --------------
                   4/28/98             590,000            $20.00           448,750         $20.00          7.3 years
                   1/21/99              61,000            $17.31            38,500         $17.31          8.1 years
                   4/25/00             106,000            $11.19            38,500         $11.19          9.3 years
                                       -------                            --------
                                       757,000            $18.55           525,750         $19.16
                                       =======                            ========

         As of December 31, 2000, the Company had options with respect to an aggregate of 88,000 common shares available for grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option-pricing model, the Company's pro forma net income, pro forma net income per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows:

                                                                         2000              1999              1998
                                                                       --------          --------          --------
Pro forma net income..........................................         $  8,239          $  8,512          $ 4,999

Pro forma basic earnings per share............................             1.16              1.19             0.90
Pro forma diluted earnings per share..........................             1.16              1.19             0.90
Pro forma weighted average fair value of options granted......             0.04              0.51             2.42
Risk-free interest rate.......................................             6.50%             4.69%            5.79%
Expected life (years).........................................               10                10               10
Expected volatility...........................................             11.8%             13.9%            23.0%
Quarterly dividend rate.......................................            12.51%              8.1%             7.0%

5. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering the additional dilution. The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except per share data):

                                                                                                             FOR THE PERIOD
                                                                                                            FEBRUARY 18, 1998
                                                                     YEAR ENDED         YEAR ENDED             (INCEPTION)
                                                                    DECEMBER 31,       DECEMBER 31,          TO DECEMBER 31,
                                                                        2000               1999                   1998
                                                                    ------------       ------------        -----------------
    Net income................................................       $  8,444           $   8,728              $  5,386
    Weighted average shares--basic............................          7,130               7,130                 5,541
    Per share--basic..........................................       $   1.18           $    1.22              $   0.97
    Effect of dilutive stock options..........................             --                  --                     5
    Weighted average shares--diluted..........................          7,130               7,130                 5,546
    Per share--diluted........................................       $   1.18           $    1.22              $   0.97

         Options to purchase 590,000 shares of the Company's stock at $20.00 per share have been outstanding since February 20,1998. Options to purchase an additional 61,000 shares were granted at a fair market value exercise price of $17.31 per share on January 21, 1999. Options to purchase an additional 106,000 shares were granted at a fair market exercise price of $11.19 per share on April 25, 2000. None of these options were included in the computation of diluted EPS in 1999 and 2000 because their effect would be anti-dilutive. All options expire in either the years 2008, 2009 or 2010 and are outstanding at December 31, 2000.

6. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         The nature of the Company's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no known pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

LEASE COMMITMENTS

         The Company leases office space and data processing equipment under non-cancelable operating leases expiring through 2005. Rent expense for the years ended December 31, 2000, and 1999 and for the period from February 18, 1998 (Inception) through December 31, 1998 was $42,000, $43,000, and $27,000 respectively.

         The minimum commitments under these obligations are as follows:

YEAR                                                                             MINIMUM COMMITMENT
----                                                                             ------------------
2001............................................................................     $  42,000
2002............................................................................        43,000
2003............................................................................        45,000
2004............................................................................        47,000
2005............................................................................        20,000
                                                                                     ---------
Total...........................................................................     $ 197,000
                                                                                     =========

7. SAVINGS AND RETIREMENT PLANS

         The Company has a 401(k) retirement plan (the "401(k) Plan") covering all of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401(k) Plan. Contributions of participants are not matched by the Company. For the years ended December 31, 2000 and 1999, and for the period from February 18, 1998 (Inception) through December 31, 1998, the Company incurred costs of approximately $1,200, $1,200 and $6,000 respectively, in connection with the 401(k) Plan.

         Subsequent to the Company's IPO, the Board of Trustees approved and adopted a Senior Executive Retirement Plan. The Chief Executive Officer of the Company is currently the only eligible participant. The Company is finalizing the benefits payable under this plan and the manner in which they will be funded and will begin to incur corresponding expenses beginning in the year 2001.

8. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              AS OF OR FOR THE PERIOD ENDED:
                                                               ------------------------------------------------------------
                                                                 1ST               2ND             3RD              4TH
                                                               QUARTER           QUARTER         QUARTER          QUARTER
                                                               --------          --------        --------         --------
2000
----
Real estate properties, net..........................          $214,396          $213,059        $211,722         $210,324
Total assets.........................................           217,530           216,178         216,873          213,775
Revenue..............................................             5,649             5,685           5,684            5,693
Net income...........................................             2,231             2,147           2,035            2,031
Net income per share, diluted........................              0.31              0.30            0.29             0.28
Funds from operation.................................             3,562             3,484           3,372            3,368
Cash distribution per share..........................             0.365             0.365           0.365            0.365


1999
----

Real estate properties, net..........................          $202,531          $202,899        $201,657         $200,415
Total assets.........................................           207,407           206,058         204,726          203,548
Revenue..............................................             4,872             5,129           5,162            5,166
Net income...........................................             2,212             2,207           2,161            2,148
Net income per share, diluted........................              0.31              0.31            0.30             0.30
Funds from operation.................................             3,380             3,439           3,403            3,390
Cash distribution per share..........................              0.35              0.35           0.365            0.365

9.       SUBSEQUENT EVENTS

         On January 18, 2001, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended December 31, 2000, to shareholders of record on February 2, 2001. The distribution was paid on February 15, 2001 and represents a distribution for the period from October 1, 2000 through December 31, 2000.

         On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the "Mountain View Facility"), for approximately $25,200,000, including transaction costs from an unrelated third party. The 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company.

         The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates at the Consumer Price Index (CPI), with a minimum increase of 3.5%, but not greater than 4%. The current annual rent is approximately $2,965,900. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina's option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000. At the end of each lease year thereafter, the lessee has an option to purchase the facility for a predetermined declining amount. At the end of the thirtieth lease year, the lessee may purchase the facility for a nominal payment. The annual lease payment is subject to appropriation by the North Carolina General Assembly.

         The Company acquired the Mountain View Facility using the proceeds under its Bank Credit Agreement, which has been amended to a total capacity of $110,000,000. The amendments included increasing the interest rate grid applicable to all borrowings by 50 basis points, as well as payment of additional bank fees of approximately $625,000, and certain covenant changes. In addition, the Company committed to entering into interest rate obligations which would effectively fix the interest rate on an additional $30,000,000 of the Company's outstanding debt, on or before June 15, 2001.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

                  Correctional Properties Trust Consolidated Financial
                  Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets at December 31, 2000 and December 31, 1999

                  Consolidated Statement of Income for the years ended December 31, 2000 and December 31, 1999 and period from February 18, 1998 (Inception) to December 31, 1998

                  Consolidated Statement of Shareholders Equity for years ended December 31, 2000 and December 31, 1999 and period from February 18, 1998 (Inception) to December 31, 1998

                  Consolidated Statement of Cash Flows for the years ended December 31, 2000 and December 31, 1999 and period from February 18, 1998 (Inception) to December 31, 1998

                  Notes to Consolidated Financial Statements.

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

Date:  March 31, 2001               CORRECTIONAL PROPERTIES TRUST
                                    (Registrant)

                                    By:  /s/ CHARLES R. JONES
                                        ----------------------------------------
                                        Charles R. Jones
                                        Chief Executive Officer,
                                        President and Trustee
                                        (Principal financial and accounting
                                        officer)

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Jones as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                         TITLE                                        DATE
--------------------------------------------         -----------------------------------                  --------------
/s/ DR. GEORGE C. ZOLEY                              Chairman of the Board                                March 31, 2001
--------------------------------------------
Dr. George C. Zoley

/s/ RICHARD R. WACKENHUT                             Vice-Chairman of the Board                           March 31, 2001
--------------------------------------------
Richard R. Wackenhut

/s/ GEORGE R. WACKENHUT                              Trustee                                              March 31, 2001
--------------------------------------------
George R. Wackenhut

/s/ ANTHONY P. TRAVISONO                             Trustee                                              March 31, 2001
--------------------------------------------
Anthony P. Travisono

/s/ CLARENCE E. ANTHONY                              Trustee                                              March 31, 2001
--------------------------------------------
Clarence E. Anthony

/s/ ROBERT R. VEACH, JR.                             Trustee                                              March 31, 2001
--------------------------------------------
Robert R. Veach, Jr.

/s/ JAMES D. MOTTA                                   Trustee                                              March 31, 2001
--------------------------------------------
James D. Motta

/s/ WILLIAM M. MURPHY                                Trustee                                              March 31, 2001
--------------------------------------------
William M. Murphy

                                INDEX TO EXHIBITS

NUMBER                          DESCRIPTION OF EXHIBITS
------   -----------------------------------------------------------------------
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

10.1     Agreement of Limited Partnership of Correctional Properties Trust
         Operating Limited Partnership L.P. (3)

10.2     Form of Master Agreement to Lease between CPT Operating Partnership
         L.P. and Wackenhut Corrections Corporation (3)

10.3     Form of Lease Agreement between CPT Operating Partnership L.P. and
         Wackenhut Corrections Corporation (3)

10.4     Form of Right to Purchase Agreement between Wackenhut Corrections
         Corporation and CPT Operating Partnership L.P. (3)

10.5     Form of Option Agreement between Wackenhut Corrections Corporation and
         CPT Operating Partnership L.P. (3)

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

10.11(a) Amendment Agreement No. 1 to Credit Agreement, dated March 10, 2000, by and among CPT Operating Partnership, L.P., Correctional Properties
         Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement*

10.11(b) Amendment Agreement No. 2 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties
         Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (8)

NUMBER                           DESCRIPTION OF EXHIBITS
-------- -----------------------------------------------------------------------
10.11(c) Amendment Agreement No. 3 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties
         Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (8)

10.12    Agreement of Sale and Purchase dated January 15, 1999 between Wackenhut
         Corrections Corporation and CPT Operating Partnership LP (7)

10.13    Agreement of Sale and Purchase dated January 7, 2000 between Wackenhut
         Corrections Corporation and CPT Operating Partnership LP (7)

10.14    The Agreement of Sale, by and between Corrections Corporation of
         America, a Maryland corporation, and CPT Operating Partnership, L.P., a
         Delaware limited partnership (7)

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

(7) Incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 31, 2000.

(8) Incorporated by reference to Registrant's Form 8-K filed with the Commission on March 31, 2001.