Form 10-Q
period 2001-03-31
CORRECTIONAL PROPERTIES TRUST
filed 2001-05-15
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended: March 31, 2001

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

                                    7,136,500
               (Outstanding shares of the issuer's common shares,
                 $0.001 par value per share as of May 11, 2001)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX


                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         a)          Consolidated Balance Sheets
                     as of March 31, 2001 and December 31, 2000......................   3

         b)          Consolidated Statements of Income
                     for the three months ended March 31, 2001 and 2000..............   4

         c)          Consolidated Statements of Cash Flow
                     for the three months ended March 31, 2001 and 2000..............   5

         d)          Notes to Consolidated Financial Statements......................   6

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..........................   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  11

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................  11

         Item 2.  Changes in Securities and Use of Proceeds..........................  11

         Item 3.  Defaults upon Senior Securities....................................  11

         Item 4.  Submission of Matters to a Vote of Security Holders................  12

         Item 5.  Other Information..................................................  12

         Item 6.  Exhibits...........................................................  12

SIGNATURE



                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                             March 31,       December 31,
                                                                                               2001              2000
                                                                                            ------------     ------------
                                                                                            (Unaudited)
ASSETS
REAL ESTATE PROPERTIES, AT COST
   CORRECTIONAL AND DETENTION FACILITIES................................................    $    247,658     $   222,440
   LESS - ACCUMULATED DEPRECIATION......................................................         (13,491)        (12,116)
                                                                                            ------------     -----------
      NET REAL ESTATE PROPERTIES........................................................         234,167         210,324
CASH AND CASH EQUIVALENTS...............................................................             219             466
DEFERRED FINANCING COSTS................................................................           1,720           1,214
OTHER ASSETS............................................................................           1,805           1,771
                                                                                            ------------     -----------
      TOTAL ASSETS......................................................................    $    237,911         213,775
                                                                                            ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES................................................           3,199           1,555
   DEFERRED REVENUE.....................................................................           1,886           1,877
   REVOLVING LINE OF CREDIT.............................................................         106,700          81,400
                                                                                            ------------     -----------
   TOTAL LIABILITIES....................................................................         111,785          84,832
                                                                                            ------------     -----------
SHAREHOLDERS' EQUITY
   PREFERRED SHARES, $.001 PAR VALUE;
      50,000,000 SHARES AUTHORIZED;
      NONE OUTSTANDING..................................................................              --              --
   COMMON SHARES, $.001 PAR VALUE;
      150,000,000 SHARES AUTHORIZED;
      7,130,000 ISSUED AND OUTSTANDING..................................................               7               7
   CAPITAL IN EXCESS OF PAR VALUE.......................................................         131,295         131,259
   BALANCE OF UNDISTRIBUTED INCOME......................................................          (2,814)         (2,323)
   ACCUMULATED OTHER COMPREHENSIVE LOSS.................................................          (2,362)             --
                                                                                            -------------    -----------
      TOTAL SHAREHOLDERS' EQUITY........................................................         126,126         128,943
                                                                                            ------------     -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................    $    237,911     $   213,775
                                                                                            ============     ===========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                             March 31,         March 31,
                                                                                               2001              2000
                                                                                            ------------     -----------
REVENUES
   RENTAL...............................................................................    $      5,821     $     5,647
   INTEREST.............................................................................               3               2
                                                                                            ------------     -----------
                                                                                                   5,824           5,649
                                                                                            ------------     -----------
EXPENSES
   DEPRECIATION.........................................................................           1,375           1,331
   GENERAL AND ADMINISTRATIVE...........................................................             368             357
   INTEREST.............................................................................           1,969           1,730
                                                                                            ------------     -----------
                                                                                                   3,712           3,418
                                                                                            ------------     -----------
NET INCOME..............................................................................    $      2,112     $     2,231
                                                                                            ============     ===========
NET INCOME PER COMMON SHARE
   BASIC................................................................................    $       0.30     $      0.31
                                                                                            ============     ===========
   DILUTED..............................................................................    $       0.30     $      0.31
                                                                                            ============     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC....................................           7,130           7,130
                                                                                            ============     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, DILUTED..................................           7,136           7,130
                                                                                            ============     ===========





           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                             March 31,         March 31,
                                                                                               2001              2000
                                                                                            ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME...........................................................................    $      2,112     $     2,231
   ADJUSTMENTS TO NET INCOME:
   DEPRECIATION OF REAL ESTATE ASSETS...................................................           1,375           1,331
   OTHER AMORTIZATION...................................................................             199             147
   CHANGES IN ASSETS AND LIABILITIES:
   OTHER ASSETS.........................................................................             (79)           (149)
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES................................................            (718)           (325)
   DEFERRED REVENUE.....................................................................               9             141
                                                                                            ------------     -----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.........................................           2,898           3,376
                                                                                            ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   ACQUISITION OF REAL ESTATE INVESTMENTS...............................................         (25,218)        (15,312)
                                                                                            ------------     -----------
      NET CASH USED IN INVESTING ACTIVITIES.............................................         (25,218)        (15,312)
                                                                                            ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID.......................................................................          (2,602)         (2,602)
   BORROWINGS UNDER LINE OF CREDIT......................................................          25,300          14,500
   DEFERRED FINANCING COSTS.............................................................            (625)             --
                                                                                            -------------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.........................................          22,073          11,898
                                                                                            ------------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................            (247)            (38)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............................................             466             121
                                                                                            ------------     -----------
CASH AND CASH EQUIVALENTS, END OF QUARTER...............................................    $        219     $        83
                                                                                            ============     ===========
CASH PAID FOR INTEREST..................................................................    $      1,881     $     1,368
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

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424(b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein and the Company's Forms 10-K for the years ended December 31, 1999 and 2000, filed with the Securities and Exchange Commission.

2. ADOPTION OF SFAS NO. 133

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of March 31, 2001, the Company had an interest rate swap agreement with a total notional amount of $45 million effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swap to be an effective cash flow hedge. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption. During the quarter ended March 31, 2001, the Company recorded the subsequent change in fair value of the interest rate swap derivative as an increase in Accumulated Other Comprehensive Loss totaling approximately $900,000.

The Company recognizes its derivative on the balance sheet at fair value, representing a liability of approximately $2.4 million as of March 31, 2001 which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense.

3. ACQUISITIONS

On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the "Mountain View Facility"), for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalates at the Consumer Price Index (CPI), with a minimum increase of 3.5%, but no greater than 4%. The current annual rent is approximately $2,965,900. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina's option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000 and for predetermined amounts at the end of each subsequent lease year. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The results of operations of the Mountain View Facility have been included in the Company's consolidated financial statements from the date of acquisition and are not significant in relation to the Company's consolidated financial statements; accordingly, pro forma financial disclosures have not been presented. The Company acquired the Mountain View Facility using the proceeds under its bank credit agreement, which has been amended to a total capacity of $110,000,000. The amendments included increasing the interest rate grid applicable to all borrowings by 50 basis points, as well as payment of additional bank fees of approximately $625,000, and certain covenant changes. In addition, the Company committed to entering into interest rate obligations which would effectively fix the interest rate on an additional $30,000,000 of the Company's outstanding debt, on or before June 15, 2001.

4. BANK CREDIT FACILITY

On March 16, 2001, the Company amended its Bank Credit Facility from a total of $100 million, to $110 million. Various covenants were also amended and the interest rate grid applicable to all borrowings was increased by 50 basis points. The proceeds available under the Bank Credit Facility may be used to finance the acquisition of correctional and detention facilities, to expand the Facilities and for general working capital requirements. As of March 31, 2001, $106,700,000 had been drawn on the Bank Credit Facility at an average rate of 8.39% based upon LIBOR plus an applicable margin. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several restrictive covenants, as amended. The Company has the ability under certain circumstances to do additional nonrecourse borrowings through subsidiaries as discussed in the Credit Agreement. The Bank Credit Facility is secured by all of the Company's facilities at March 31, 2001. In total, the Company had the ability to borrow on its Bank Credit Facility approximately an additional $3.3 million at March 31, 2001.

The Company has a $45 million notional amount cash flow interest rate swap outstanding. The swap agreement provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility. The fair value of the interest rate swap at March 31, 2001 is a liability of $2,362,000.

5. COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows (dollars in thousands):


                                                                                     For the Three Months Ended
                                                                                 -------------------------------------
                                                                                 March 31, 2001         March 31, 2000
                                                                                 --------------         --------------
   Net income..............................................................       $       2,112          $      2,231
   Unrealized loss on derivative instruments...............................              (2,362)                   --
                                                                                  -------------          ------------
   Comprehensive income (loss).............................................       $        (250)         $      2,231
                                                                                  =============          ============

6. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):

                                                                                     For the Three Months Ended
                                                                                 -------------------------------------
                                                                                 March 31, 2001         March 31, 2000
                                                                                 --------------         --------------
EPS
   Net income..............................................................       $       2,112          $      2,231
                                                                                  -------------          ------------
   Weighted average shares - basic.........................................               7,130                 7,130
                                                                                  -------------          ------------
   Per share - Basic.......................................................       $        0.30          $       0.31
                                                                                  =============          ============
   Effect of dilutive stock options........................................                   6                     0
                                                                                  -------------          ------------
   Weighted average shares - diluted.......................................               7,136                 7,130
                                                                                  -------------          ------------
   Per share - Diluted.....................................................       $        0.30          $       0.31
                                                                                  =============          ============


As of March 31, 2001 and March 31, 2000, outstanding options to purchase 641,000 and 651,000 shares of the Company's stock, respectively, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2008 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised. As of March 31, 2001, options to purchase 127,000 shares of the Company's stock, with an exercise price ranging from $11.00 to $11.19 per share and expiration dates between 2010 and 2011, were also outstanding and were included in the computation of diluted EPS.

7. SUBSEQUENT EVENT

On May 8, 2001, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended March 31, 2001, to shareholders of record on May 22, 2001. The distribution will be paid on June 5, 2001 and represents a distribution for the period from January 1, 2001 through March 31, 2001.

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

OVERVIEW

The Company was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators under long-term, noncancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and nonstructural repairs and other costs). On April 28, 1998, the Company completed its IPO.

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers and government entities, and leases all such facilities under long-term leases to qualified third-party operators. On March 16, 2001, the Company acquired the Mountain View Correctional Facility that is leased to the State of North Carolina, and operated by the North Carolina Department of Correction. With the exception of the Mountain View Correctional Facility, the Company's remaining facilities are privately managed facilities that are operated by Wackenhut Corrections Corporation.

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

The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments. As such the Company expects to continue to incur short-term indebtedness, and related interest expense. The Company may also incur long-term indebtedness to make acquisitions, and/or refinance owned correctional facilities currently owned.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

For the three months ended March 31, 2001, rental revenues of $5.8 million were generated from the lease of correctional and detention facilities, representing a 3% percent increase from the $5.6 million in revenue for the three months ended March 31, 2000. The increase resulted primarily from revenue associated with the Mountain View Correctional Facility purchased on March 16, 2001 for approximately $25.2 million.

Depreciation of real estate properties totaled approximately $1.4 million for the quarter ended March 31, 2001. Depreciation associated with the Mountain View Correctional Facility resulted in a 3% increase in depreciation from $1.3 million for the three months ended March 31, 2000.

General and administrative expenses incurred during the three months ended March 31, 2001 were approximately $368,000, compared to $357,000 for the three months ended March 31, 2000. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 6% of lease revenue for the three months ended March 31, 2001, and the three months ended March 31, 2000.

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

The Bank Credit Facility enables the Company to borrow generally at floating rates of 250 basis points over LIBOR; however, it includes a requirement that the Company enter into interest rate obligations, which effectively fix the interest rate on a significant portion of the borrowings. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of restrictive covenants.

During the three months ended March 31, 2001, the Company made additional borrowings of $25,300,000 under the amended Bank Credit Facility to finance the acquisition of the Mountain View Facility. As of March 31, 2001, $106,700,000 had been drawn on the Bank Credit Facility.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC, subject to certain limited exceptions, and time constraints.

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

The following table presents the Company's Funds from Operations for the three months ended March 31, 2001 and March 31, 2000:


                                                  Three Months Ended
                                           -------------------------------
                                           March 31, 2001   March 31, 2000
                                           --------------   --------------

Net Income................................  $      2,112      $    2,231
Plus real estate depreciation.............         1,375           1,331
                                            ------------      ----------
Funds from Operations.....................  $      3,487      $    3,562
                                            ============      ==========


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

As of March 31, 2000, $106,700,000 had been drawn on the Bank Credit Facility at an average rate of 8.39% based upon LIBOR plus an applicable margin through May 30, 2001. No Indebtedness greater than 90 days in duration existed as of March 31, 2001. Holding the variable rate debt balance constant, on an annual basis, each one percentage point increase in interest rates would result in an increase in interest expense of approximately $1,067,000.

The Company's interest rate swap provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility. The fair value of the interest rate swap at March 31, 2001 is a liability of $2,362,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2001, the Company held its 2001 Annual Meeting of Shareholders, at which the Company's Shareholders re-elected each of George C. Zoley, Charles R. Jones and James D. Motta to a three-year term as Trustees until the 2004 Annual Meeting and until their respective successors have been duly elected and qualified. 6,161,259 shares were cast for the election of Mr. Zoley and 37,778 shares were withheld or abstained. 6,162,221 shares were cast for the election of Mr. Jones and 36,816 shares were withheld or abstained. 6,153,559 shares were cast for the election of Mr. Motta and 35,478 shares were withheld or abstained.

In addition, at the 2001 Annual Meeting on May 8, 2001, the Company's shareholders ratified the actions of the Board of Trustees in appointing the firm of Arthur Andersen LLP to be independent certified public accountants for the fiscal year 2001. 6,192,691 shares were cast for the ratification of Arthur Andersen LLP as the Company's independent certified public accountants, 12,548 shares were voted against, and 23,798 shares were withheld or abstained.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None.

(b) Reports on Form 8-K - The Company filed a Form 8-K on April 2, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST



/s/ Charles R. Jones
-----------------------------------------------
Charles R. Jones
President & Chief Executive Officer
(Principal Financial Officer of the Registrant)
Date: May 14, 2001