Form 10-Q
period 2001-06-30
CORRECTIONAL PROPERTIES TRUST
filed 2001-08-14
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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

                                    7,145,000
               (OUTSTANDING SHARES OF THE ISSUER'S COMMON SHARES,
                $0.001 PAR VALUE PER SHARE AS OF AUGUST 14, 2001)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----

PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements
         a)         Consolidated Balance Sheets
                    as of June 30, 2001 and December 31, 2000............................................         3
         b)         Consolidated Statements of Income
                    for the three months ended June 30, 2001 and 2000....................................         4
         c)         Consolidated Statements of Income
                    for the six months ended June 30, 2001 and 2000......................................         5
         d)         Consolidated Statements of Cash Flow
                    for the six months ended June 30, 2001 and 2000......................................         6
         e)         Notes to Consolidated Financial Statements...........................................         7
         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...............................................        11
         Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................        14
PART II - OTHER INFORMATION
         Item 1. Legal Proceedings.......................................................................        15
         Item 2. Changes in Securities and Use of Proceeds...............................................        15
         Item 3. Defaults upon Senior Securities.........................................................        15
         Item 4. Submission of Matters to a Vote of Security Holders.....................................        15
         Item 5. Other Information.......................................................................        15
         Item 6. Exhibits................................................................................        15
SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2001           2000
                                                                   ----------    ------------

ASSETS
REAL ESTATE PROPERTIES, AT COST
   CORRECTIONAL AND DETENTION FACILITIES .....................     $  271,990     $  222,440
   LESS - ACCUMULATED DEPRECIATION ...........................        (15,061)       (12,116)
                                                                   ----------     ----------
      NET REAL ESTATE PROPERTIES .............................        256,929        210,324
CASH AND CASH EQUIVALENTS ....................................            992            466
RESTRICTED CASH ..............................................          5,806             --
DEFERRED FINANCING COSTS .....................................          2,761          1,214
OTHER ASSETS .................................................          2,493          1,771
                                                                   ----------     ----------
      TOTAL ASSETS ...........................................     $  268,981        213,775
                                                                   ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES .....................          3,185          1,555
   DEFERRED REVENUE ..........................................          1,917          1,877
   BONDS PAYABLE .............................................         57,535             --
   REVOLVING LINE OF CREDIT ..................................         80,300         81,400
                                                                   ----------     ----------
   TOTAL LIABILITIES .........................................        142,937         84,832
                                                                   ----------     ----------
SHAREHOLDERS' EQUITY
   PREFERRED SHARES, $.001 PAR VALUE;
   50,000,000 SHARES AUTHORIZED;
      NONE OUTSTANDING .......................................             --             --
   COMMON SHARES, $.001 PAR VALUE;
   150,000,000 SHARES AUTHORIZED;
      7,145,000 AND 7,130,000 ISSUED AND OUTSTANDING
      AT JUNE 30, 2001 AND DECEMBER 31, 2000, RESPECTIVELY ...              7              7
   CAPITAL IN EXCESS OF PAR VALUE ............................        131,470        131,259
   BALANCE OF UNDISTRIBUTED INCOME ...........................         (3,208)        (2,323)
   ACCUMULATED OTHER COMPREHENSIVE LOSS ......................         (2,225)            --
                                                                   ----------     ----------
      TOTAL SHAREHOLDERS' EQUITY .............................        126,044        128,943
                                                                   ----------     ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............     $  268,981     $  213,775
                                                                   ==========     ==========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      JUNE 30,   JUNE 30,
                                                        2001       2000
                                                      --------   --------

REVENUES
   RENTAL ........................................     $6,616     $5,681
   INTEREST ......................................          6          4
                                                       ------     ------
                                                        6,622      5,685
                                                       ------     ------
EXPENSES
   DEPRECIATION ..................................      1,570      1,337
   GENERAL AND ADMINISTRATIVE ....................        391        381
   INTEREST ......................................      2,447      1,820
                                                       ------     ------
                                                        4,408      3,538
                                                       ------     ------
NET INCOME .......................................     $2,214     $2,147
                                                       ======     ======
NET INCOME PER COMMON SHARE
   BASIC .........................................     $ 0.31     $ 0.30
                                                       ======     ======
   DILUTED .......................................     $ 0.31     $ 0.30
                                                       ======     ======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC .........................................      7,138      7,130
                                                       ======     ======
   DILUTED .......................................      7,155      7,130
                                                       ======     ======

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       JUNE 30,     JUNE 30,
                                                         2001         2000
                                                       --------     --------

REVENUES
   RENTAL ........................................     $ 12,437     $ 11,328
   INTEREST ......................................            9            6
                                                       --------     --------
                                                         12,446       11,334
                                                       --------     --------
EXPENSES
   DEPRECIATION ..................................        2,945        2,668
   GENERAL AND ADMINISTRATIVE ....................          759          738
   INTEREST ......................................        4,416        3,550
                                                       --------     --------
                                                          8,120        6,956
                                                       --------     --------
NET INCOME .......................................     $  4,326     $  4,378
                                                       ========     ========
NET INCOME PER COMMON SHARE
   BASIC .........................................     $   0.61     $   0.61
                                                       ========     ========
   DILUTED .......................................     $   0.61     $   0.61
                                                       ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC .........................................        7,134        7,130
                                                       ========     ========
   DILUTED .......................................        7,147        7,130
                                                       ========     ========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 JUNE 30,     JUNE 30,
                                                                   2001         2000
                                                                 --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME ..............................................     $  4,326     $  4,378
   ADJUSTMENTS TO NET INCOME:
   DEPRECIATION OF REAL ESTATE ASSETS ......................        2,945        2,668
   AMORTIZATION ............................................          451          294
   CHANGES IN ASSETS AND LIABILITIES:
   OTHER ASSETS ............................................         (836)        (244)
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES ...................         (595)      (1,085)
   DEFERRED REVENUE ........................................           40          168
                                                                 --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES ............        6,331        6,179
                                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   ACQUISITION OF REAL ESTATE INVESTMENTS ..................      (49,550)     (15,312)
                                                                 --------     --------
      NET CASH USED IN INVESTING ACTIVITIES ................      (49,550)     (15,312)
                                                                 ========     ========
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID ..........................................       (5,211)      (5,205)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS .................          167           --
   (REPAYMENTS) BORROWINGS UNDER LINE OF CREDIT ............       (1,100)      14,300
   PROCEEDS FROM ISSUANCE OF BONDS .........................       57,535           --
   RESTRICTED CASH .........................................       (5,806)          --
   DEFERRED FINANCING COSTS ................................       (1,840)          --
                                                                 --------     --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ............       43,745        9,095
                                                                 --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......          526          (38)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............          466          121
                                                                 --------     --------
CASH AND CASH EQUIVALENTS, END OF QUARTER ..................     $    992     $     83
                                                                 ========     ========
CASH PAID FOR INTEREST .....................................     $  4,023     $  1,835
                                                                 ========     ========

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

2. ADOPTION OF SFAS NO. 133

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of June 30, 2001, the Company had interest rate swap agreements for a total notional amount of $66 million effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption.

The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $2.2 million as of June 30, 2001 which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense.

3. ACQUISITIONS

On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the "Mountain View Facility") in Spruce Pine, North Carolina, for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $2,965,900. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina's option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000 and for predetermined declining amounts at the end of each subsequent lease year. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The results of operations of the Mountain View Facility have been included in the Company's consolidated financial statements from the date of acquisition. The Company acquired the Mountain View Facility using the proceeds under its bank credit agreement, which was amended to a total capacity of $110,000,000.

On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties North Carolina Prison Finance LLC ("CP North Carolina"), a newly formed and wholly owned subsidiary of the Company. Concurrently, the Company refinanced the Mountain View Facility using proceeds from the issuance of $57,535,000 Taxable Mortgage Revenue Bonds, Series 2001 (the "Bonds")(See Note 5. Bonds). This refinancing included repayment of the proceeds drawn under the bank credit agreement to purchase the Mountain View Facility.

On June 28, 2001, CP North Carolina acquired the Pamlico Correctional Facility (the "Pamlico Facility") in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $2,858,800. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina's option. The State of North Carolina has an option to acquire the facility in August 2004, for approximately $25,230,000. At the end of each lease year thereafter, it has an option to purchase the facility for a predetermined declining amount. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The Company acquired the Pamlico Facility using proceeds from the issuance of the Bonds (See Note 5. Bonds).

In the event of a purchase of the Mountain View Facility, and/or the Pamlico Facility by the State of North Carolina prior to January of 2017 as provided in the respective leases, CP North Carolina is obligated to redeem all or a portion of the Bonds at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued interest to the redemption date. If both of the Mountain View and Pamlico Facilities are purchased, CP North Carolina is obligated to redeem all of the Bonds. If only one of the Mountain View or Pamlico Facilities is purchased, CP North Carolina is obligated to redeem a principal amount of Bonds equal to the purchase price of the facility purchased, net of closing costs, pro rations and adjustments.

CP North Carolina is a Delaware limited liability company formed solely to issue the Bonds and acquire and own the Mountain View and Pamlico Facilities. CP North Carolina's assets and credit are not available to pay the debts or obligations of any other entity. The Bonds are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. Therefore, CP North Carolina and its sole member CPT Operating Partnership L.P. are not liable on account of any deficiency in the event that the Trust Estate created under the Trust Indenture for the Bonds is insufficient to repay the Bonds or the other obligations of CP North Carolina under the Bond Documents. As the sole member of CP North Carolina, CPT Operating Partnership L.P. will have access on a quarterly basis to remaining revenue proceeds of CP North Carolina, after payment of principal and interest on the bonds, and funding of any deficiencies in the various funds required under the Trust Indenture.

The following unaudited pro forma summary presents the consolidated statements of income as if the Mountain View and Pamlico acquisitions and the issuance of the Bonds had occurred at the beginning of the periods presented and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The pro forma amounts give effect to adjustments for the rental income, depreciation, interest expense, and amortization of deferred finance costs.

                                           FOR SIX MONTHS ENDED
                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                      JUNE 30, 2001    JUNE 30, 2000
                                      -------------    -------------

Revenues ..........................     $ 14,742         $ 14,587
Net Income ........................        4,435            4,589
Net Income Per Common Share
   Basic ..........................     $   0.62         $   0.64
                                        ========         ========
   Diluted ........................     $   0.62         $   0.64
                                        ========         ========

4. BANK CREDIT FACILITY

On March 16, 2001, concurrent with the acquisition of the Mountain View Facility, the Company amended its Bank Credit Facility from a total of $100 million, to $110 million. Various covenants were also amended and the interest rate grid applicable to all borrowings was increased by 50 basis points. Additionally, on June 28, 2001, concurrent with the issuance of the Bonds, the Company further amended its Bank Credit Facility. These amendments include an increase in the allowable ratio of total indebtedness to liabilities plus shareholders' equity covenant, an increase in the allowable ratio of non-recourse indebtedness to consolidated total value, and a modification reducing interest rate swap requirements.

The proceeds available under the Bank Credit Facility may be used to finance the acquisition of correctional and detention facilities, to expand the Facilities and for general working capital requirements. As of June 30, 2001, $80,300,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.46% based upon LIBOR plus an applicable margin taking into account the swap agreements described below. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several restrictive covenants, as amended. The Bank Credit Facility is secured by eleven of the Company's thirteen facilities at June 30, 2001.

As of June 30, 2001, the Company had drawn $0.3 million of its $5 million available swing line component of its Bank Credit Facility leaving $4.7 million available to be drawn. The remaining $25 million availability under its Bank Credit Facility is subject to the Company's compliance with several restrictive covenants, as amended, prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities.

The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility. The fair value of the interest rate swaps at June 30, 2001 is a liability of $2,225,000.

5. BONDS

On June 28, 2001, CP North Carolina issued $57,535,000 in Taxable Mortgage Revenue Bonds, Series 2001. The proceeds from the Bonds were been used to complete the acquisition of the Pamlico Facility, to refinance the Mountain View Correctional Facility, provide a debt service reserve fund of approximately $5,754,000, establish a working capital fund of $750,000, and pay the costs of the transaction, including the one time premium for a bond insurance policy. The Bonds, which have a fixed-rate coupon of 7.15%, were privately placed at par value on a negotiated basis to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933.

Quarterly payments of principal and interest on the Bonds will be made beginning in October 2001, with the final payment due in January 2017. The Bonds are non-recourse obligations and are secured by a deed of trust and a security agreement on the Mountain View Facility and Pamlico Facility, as well as an assignment to a trustee of the lease payments to be made by the State of North Carolina under each of the facility leases.

6. COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income are as follows (dollars in thousands):

                                                                   FOR THE THREE MONTHS ENDED
                                                               JUNE 30, 2001       JUNE 30, 2000
                                                               -------------       -------------

Net income .......................................                 $2,214              $2,147
Unrealized income on derivative instruments ......                    137                  --
                                                                   ------              ------
Comprehensive income .............................                 $2,351              $2,147
                                                                   ======              ======

                                                                    FOR THE SIX MONTHS ENDED
                                                               JUNE 30, 2001       JUNE 30, 2000
                                                               -------------       -------------
Net income .................................................     $  4,326            $  4,378
Cumulative effect of change in accounting principle ........       (1,500)                 --
Unrealized loss on derivative instruments ..................         (725)                 --
                                                                 --------            --------
Comprehensive income .......................................     $  2,101            $  4,378
                                                                 ========            ========

7. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except share data):

                                               FOR THE THREE MONTHS ENDED
                                             JUNE 30, 2001    JUNE 30, 2000
                                             -------------    -------------
EPS
   Net income ..........................        $2,214           $2,147
                                                ------           ------
   Weighted average shares - basic .....         7,138            7,130
                                                ------           ------
   Per share - Basic ...................        $ 0.31           $ 0.30
                                                ======           ======
   Effect of dilutive stock options ....            17               --
                                                ------           ------
   Weighted average shares - diluted ...         7,155            7,130
                                                ------           ------
   Per share - Diluted .................        $ 0.31           $ 0.30
                                                ======           ======

                                               FOR THE SIX MONTHS ENDED
                                             JUNE 30, 2001    JUNE 30, 2000
                                             -------------    -------------
EPS
   Net income ..........................        $4,326           $4,378
                                                ------           ------
   Weighted average shares - basic .....         7,134            7,130
                                                ------           ------
   Per share - Basic ...................        $ 0.61           $ 0.61
                                                ======           ======
   Effect of dilutive stock options ....            13               --
                                                ------           ------
   Weighted average shares - diluted ...         7,147            7,130
                                                ------           ------
   Per share - Diluted .................        $ 0.61           $ 0.61
                                                ======           ======

As of June 30, 2001, outstanding options to purchase 641,000 shares of the Company's stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2008 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised.

As of June 30, 2000, outstanding options to purchase 757,000 shares of the Company's stock, with exercise prices ranging from $11.19 to $20.00 per share and expiration dates between 2008 and 2010, were not included in the computation of diluted EPS because their effect would be anti-dilutive if exercised.

8. SUBSEQUENT EVENT

On July 19, 2001, the Board of Trustees declared a distribution of $0.365 per share for the quarter ended June 30, 2001, to shareholders of record on August 2, 2001. The distribution will be paid on August 16, 2001 and represents a distribution for the period from April 1, 2001 through June 30, 2001.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers and government entities, and the leasing of all such facilities under long-term leases to qualified third-party operators. On March 16, 2001 and June 28, 2001, the Company acquired the Mountain View Facility and Pamlico Facility, respectively, which are both leased to the State of North Carolina, and operated by the North Carolina Department of Correction. With the exception of the Mountain View Facility and Pamlico Facility, the Company's remaining facilities are privately managed facilities that are leased to and operated by Wackenhut Corrections Corporation.

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

The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments. As such the Company expects to continue to incur short-term indebtedness, and related interest expense. The Company may also incur long-term indebtedness to make acquisitions, and/or refinance correctional facilities currently owned.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Service Code.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED JUNE 30, 2000

For the three months ended June 30, 2001, rental revenues of $6.6 million were generated from the lease of correctional and detention facilities, representing a 16% increase from the $5.7 million in revenue for the three months ended June 30, 2000. The increase resulted primarily from revenue associated with the Mountain View Facility purchased on March 16, 2001. The balance of the increase is primarily due to rent escalations, based on CPI, on the initial facilities acquired at the IPO.

Depreciation of real estate properties totaled approximately $1.6 million for the quarter ended June 30, 2001. Depreciation associated with the Mountain View Facility resulted in a 17% increase in depreciation from $1.3 million for the three months ended June 30, 2000.

General and administrative expenses incurred during the three months ended June 30, 2001 were approximately $391,000, compared to $381,000 for the three months ended June 30, 2000. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 6% of lease revenue for the three months ended June 30, 2001, and approximately 7% for the three months ended June 30, 2000.

Interest expense for the three months ended June 30, 2001 was approximately $2.4 million compared to $1.8 million for the three months ended June 30, 2000. The increase is primarily due to the draw on the Credit Facility in connection with the acquisition of the Mountain View Facility on March 16, 2001.

SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED JUNE 30, 2000

For the six months ended June 30, 2001, rental revenues of $12.4 million were generated from the lease of correctional and detention facilities, representing a 10% increase from the $11.3 million in revenue for the six months ended June 30, 2000. The increase resulted primarily from revenue associated with the Mountain View Facility purchased on March 16, 2001. The balance of the increase is primarily due to rent escalations, based on CPI, on the initial facilities acquired at the IPO.

Depreciation of real estate properties totaled approximately $2.9 million for the six months ended June 30, 2001. Depreciation associated with the Mountain View Facility resulted in a 10% increase in depreciation from $2.7 million for the six months ended June 30, 2000.

General and administrative expenses incurred during the six months ended June 30, 2001 were approximately $759,000, compared to $738,000 for the six months ended June 30, 2000. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 6% of lease revenue for the six months ended June 30, 2001, and approximately 7% for the six months ended June 30, 2000.

Interest expense for the six months ended June 30, 2001 was approximately $4.4 million compared to $3.6 million for the six months ended June 30, 2000. The increase is primarily due to the draw on the Credit Facility in connection with the acquisition of the Mountain View Facility on March 16, 2001 and the increase on the applicable interest margin on the borrowings on the Credit Facility.

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

The Bank Credit Facility enables the Company to borrow generally at floating rates at LIBOR plus the applicable interest rate margin under the Bank Credit Facility; however, it includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn under the Bank Credit Facility, which effectively fixes the interest rate on a significant portion of the borrowings. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of restrictive covenants.

In March 2001, the Company made a borrowing of $25,600,000 under the amended Bank Credit Facility to finance the acquisition of the Mountain View Facility, which was the amount repaid in June 2001 using proceeds from the Bonds. As of June 30, 2001, $80,300,000 was drawn on the Bank Credit Facility. As of June 30, 2001, the Company had drawn $0.3 million of its $5 million available swing line component of its Bank Credit Facility leaving $4.7 million available to be drawn. The remaining $25 million availability under its Bank Credit Facility is subject to the Company's compliance with several restrictive covenants, as amended, prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC, subject to certain limited exceptions, and subject to time constraints on each specific property.

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

The following tables present the Company's Funds from Operations for the three and six months ended June 30, 2001 and June 30, 2000 (in thousands):

                                              THREE MONTHS ENDED
                                        -------------------------------
                                        JUNE 30, 2001     JUNE 30, 2000
                                        -------------     -------------

Net Income ........................        $2,214            $2,147
Plus real estate depreciation .....         1,570             1,337
                                           ------            ------
Funds from Operations .............        $3,784            $3,484
                                           ======            ======

                                               SIX MONTHS ENDED
                                        -------------------------------
                                        JUNE 30, 2001     JUNE 30, 2000
                                        -------------     -------------

Net Income ........................        $4,326            $4,378
Plus real estate depreciation .....         2,945             2,668
                                           ------            ------
Funds from Operations .............        $7,271            $7,046
                                           ======            ======

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

As of June 30, 2001, $80,300,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.46% based upon LIBOR plus an applicable margin through July 18, 2001 taking into account the swap agreements described below. No Indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of June 30, 2001. Holding the variable rate debt balance constant, on an annual basis, each one-percentage point increase in interest rates would result in an increase in interest expense of approximately $803,000.

The Company's total interest rate swaps of $66 million provides that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility. The fair value of the interest rate swaps at June 30, 2001 is a liability of $2,225,000.

The Bonds outstanding at June 30, 2001 of $57,535,000 under the Trust Indenture are non-recourse and bear interest at a fixed rate of 7.15%.

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.

(b)      Reports on Form 8-K

         (1) The Company filed a Form 8-K dated March 16, 2001 on April 2, 2001 in connection with the acquisition of the Mountain View Facility.

         (2) The Company filed a Form 8-K/A dated March 16, 2001 on June 1, 2001 in connection with the acquisition of the Mountain View Facility, which included audited and pro forma financials.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST


/s/ David J. Obernesser
------------------------------------------------
David J. Obernesser
Vice President & Secretary
(Chief Accounting Officer of the Registrant)
Date: August 14, 2001