Form 10-Q
period 2001-09-30
CORRECTIONAL PROPERTIES TRUST
filed 2001-11-13
CIK 1056218

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the Quarterly Period Ended: September 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______________ to _______________

Commission File Number: 1- 14031

CORRECTIONAL PROPERTIES TRUST
(Exact name of Registrant as specified in its declaration of trust)

Maryland (State or other jurisdiction of incorporation or organization)	65-0823232 (I.R.S. Employer Identification No.)

3300 PGA Blvd., Suite 750, Palm Beach Gardens, Florida 33410
(Address and zip code of principal executive offices)

(561) 630-6336
(Registrant’s telephone number, including area code)

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
(Outstanding shares of the issuer’s common shares,
$0.001 par value per share as of November 12, 2001)

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

PART I — FINANCIAL INFORMATION

Item I — Financial Statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

REAL ESTATE PROPERTIES, AT COST

CORRECTIONAL AND DETENTION FACILITIES	$271,990	$222,440

LESS — ACCUMULATED DEPRECIATION	(16,844)	(12,116)

NET REAL ESTATE PROPERTIES	255,146	210,324

CASH AND CASH EQUIVALENTS	1,714	466

RESTRICTED CASH	7,144	—

DEFERRED FINANCING COSTS	2,558	1,214

OTHER ASSETS	2,634	1,771

TOTAL ASSETS	$269,196	213,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	5,806	1,555

DEFERRED REVENUE	1,917	1,877

BONDS PAYABLE	57,535	—

REVOLVING LINE OF CREDIT	80,000	81,400

TOTAL LIABILITIES	145,258	84,832

SHAREHOLDERS’ EQUITY

PREFERRED SHARES, $.001 PAR VALUE;

50,000,000 SHARES AUTHORIZED;

NONE OUTSTANDING	—	—

COMMON SHARES, $.001 PAR VALUE;

150,000,000 SHARES AUTHORIZED;

7,145,000 AND 7,130,000 ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000, RESPECTIVELY	7	7

CAPITAL IN EXCESS OF PAR VALUE	131,470	131,259

BALANCE OF UNDISTRIBUTED INCOME	(3,510)	(2,323)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(4,029)	—

TOTAL SHAREHOLDERS’ EQUITY	123,938	128,943

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$269,196	$213,775

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	September 30,	September 30,
	2001	2000

REVENUES

RENTAL	$7,437	$5,681

INTEREST	52	3

	7,489	5,684

EXPENSES

DEPRECIATION	1,783	1,337

GENERAL AND ADMINISTRATIVE	419	350

INTEREST	2,982	1,962

	5,184	3,649

NET INCOME	$2,305	$2,035

NET INCOME PER COMMON SHARE

BASIC	$0.32	$0.29

DILUTED	$0.32	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	7,145	7,130

DILUTED	7,174	7,130

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	September 30,	September 30,
	2001	2000

REVENUES

RENTAL	$19,874	$17,009

INTEREST	61	9

	19,935	17,018

EXPENSES

DEPRECIATION	4,728	4,005

GENERAL AND ADMINISTRATIVE	1,178	1,088

INTEREST	7,398	5,512

	13,304	10,605

NET INCOME	$6,631	$6,413

NET INCOME PER COMMON SHARE

BASIC	$0.93	$0.90

DILUTED	$0.93	$0.90

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

BASIC	7,138	7,130

DILUTED	7,157	7,130

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(AMOUNTS IN THOUSANDS)
(Unaudited)

	September 30,	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME	$6,631	$6,413

ADJUSTMENTS TO NET INCOME:

DEPRECIATION OF REAL ESTATE ASSETS	4,728	4,005

AMORTIZATION	728	441

CHANGES IN ASSETS AND LIABILITIES:

OTHER ASSETS	(1,051)	(520)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	222	(1,360)

DEFERRED REVENUE	40	168

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,298	9,147

CASH FLOWS FROM INVESTING ACTIVITIES

ACQUISITION OF REAL ESTATE INVESTMENTS	(49,550)	(15,312)

NET CASH USED IN INVESTING ACTIVITIES	(49,550)	(15,312)

CASH FLOWS FROM FINANCING ACTIVITIES

DIVIDENDS PAID	(7,818)	(7,807)

PROCEEDS FROM EXERCISE OF STOCK OPTIONS	167	—

(REPAYMENTS) BORROWINGS UNDER LINE OF CREDIT	(1,400)	15,800

PROCEEDS FROM ISSUANCE OF BONDS	57,535	—

RESTRICTED CASH	(7,144)	—

DEFERRED FINANCING COSTS	(1,840)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,500	7,993

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,248	1,828

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	466	121

CASH AND CASH EQUIVALENTS, END OF QUARTER	$1,714	$1,949

CASH PAID FOR INTEREST	$5,764	$5,094

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1. General

     The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company’s Registration Statement filed on Form S-11 pursuant to Rule 424 (b) of the Securities Act of 1933 (Commission File No. 333-46681) (the “Prospectus”), and the pro forma financial statements and notes thereto included therein and the Company’s Forms 10-K for the years ended December 31, 1999 and 2000, filed with the Securities and Exchange Commission.

2. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company does not believe there will be an impact to its financial position, results of operations or cash flows upon adoption.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption.

3.     Adoption of SFAS No. 133

     The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of September 30, 2001, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption.

     The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $4.0 million as of September 30, 2001 which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense.

4. Acquisitions

     On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the “Mountain View Facility”) in Spruce Pine, North Carolina, for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $2,965,900. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina’s option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000 and for predetermined declining amounts at the end of each subsequent lease year. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The results of operations of the Mountain View Facility have been included in the Company’s consolidated financial statements from the date of acquisition. The Company acquired the Mountain View Facility using the proceeds under its bank credit agreement, which was amended to a total capacity of $110,000,000.

     On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties North Carolina Prison Finance LLC (“CP North Carolina”), a newly formed and wholly owned subsidiary of the Company. Concurrently, the Company refinanced the Mountain View Facility using proceeds from the issuance of $57,535,000 of Taxable Mortgage Revenue Bonds, Series 2001 (the “Bonds”)(See Note 6. Bonds). This refinancing included repayment of the proceeds drawn under the bank credit agreement to purchase the Mountain View Facility.

     On June 28, 2001, CP North Carolina acquired the Pamlico Correctional Facility (the “Pamlico Facility”) in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $2,958,800. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina’s option. The State of North Carolina has an option to acquire the facility in August 2004, for approximately $25,230,000. At the end of each lease year thereafter, it has an option to purchase the facility for a predetermined declining amount. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The Company acquired the Pamlico Facility using proceeds from the issuance of the Bonds (See Note 6. Bonds).

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

     CP North Carolina is a Delaware limited liability company formed solely to issue the Bonds and acquire and own the Mountain View and Pamlico Facilities. CP North Carolina’s assets and credit are not available to pay the debts or obligations of any other entity. The Bonds are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. Therefore, CP North Carolina and its sole member, CPT Operating Partnership L.P., are not liable on account of any deficiency in the event that the Trust Estate created under the Trust Indenture for the Bonds is insufficient to repay the Bonds or the other obligations of CP North Carolina under the Bond Documents. As the sole member of CP North Carolina, CPT Operating Partnership L.P. will have access on a quarterly basis to remaining revenue proceeds of CP North Carolina, after payment of principal and interest on the bonds, and funding of any deficiencies in the various funds required under the Trust Indenture.

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

	For the Nine Months Ended
	(In thousands, except per share data)

	September 30, 2001	September 30, 2000

Revenues	$22,223	$21,897

Net Income	6,743	6,734
Net Income Per Common Share

Basic	$0.94	$0.94

Diluted	$0.94	$0.94

5. Bank Credit Facility

     On March 16, 2001, concurrent with the acquisition of the Mountain View Facility, the Company amended its Bank Credit Facility from a total of $100 million, to $110 million. Various covenants were also amended and the interest rate grid applicable to all borrowings was increased by 50 basis points. Additionally, on June 28, 2001, concurrent with the issuance of the Bonds, the Company further amended its Bank Credit Facility. These amendments include an increase in the allowable ratio of total indebtedness to liabilities plus shareholders’ equity, an increase in the allowable ratio of non-recourse indebtedness to consolidated total value, and a modification reducing interest rate swap requirements.

     The proceeds available under the Bank Credit Facility may be used to finance the acquisition of correctional and detention facilities, to expand the Facilities and for general working capital requirements. As of September 30, 2001, $80,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.13% based upon LIBOR plus an applicable margin taking into account the swap agreements described below. The Company’s ability to borrow under the Bank Credit Facility is subject to the Company’s ongoing compliance with several restrictive covenants. The Bank Credit Facility is secured by eleven of the Company’s thirteen facilities at September 30, 2001.

     As of September 30, 2001, the Company had $5.0 million available to be drawn on its $5 million swing line component of its Bank Credit Facility for general working capital requirements. The remaining $25 million availability under its Bank Credit Facility is subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities.

     The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility. The fair value of the interest rate swaps at September 30, 2001 is a liability of $4,029,000.

6. Bonds

     On June 28, 2001, CP North Carolina issued $57,535,000 in Taxable Mortgage Revenue Bonds, Series 2001. The proceeds from the Bonds were used to complete the acquisition of the Pamlico Facility, to refinance the Mountain View Correctional Facility, provide a debt service reserve fund of approximately $5,754,000, establish a working capital fund of $750,000, and pay the costs of the transaction, including the one time premium for a bond insurance policy. The Bonds, which have a fixed-rate coupon of 7.15%, were privately placed at par value on a negotiated basis to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933.

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

7. Comprehensive Income (Loss)

     The components of the Company’s comprehensive income are as follows (dollars in thousands):

	For the Three Months Ended

	September 30, 2001	September 30, 2000

Net income	$2,305	$2,035

Unrealized loss on derivative instruments	(1,804)	—

Comprehensive income	$501	$2,035

	For the Nine Months Ended

	September 30, 2001	September 30, 2000

Net income	$6,631	$6,413

Cumulative effect of change in accounting principle	(1,500)	—

Unrealized loss on derivative instruments	(2,529)	—

Comprehensive income	$2,602	$6,413

8. Earnings Per Share

     The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

	For the Three Months Ended

	September 30, 2001	September 30, 2000

EPS

Net income	$2,305	$2,035

Weighted average shares — basic	7,145	7,130

Per share — Basic	$0.32	$0.29

Effect of dilutive stock options	29	—

Weighted average shares — diluted	7,174	7,130

Per share — Diluted	$0.32	$0.29

	For the Nine Months Ended

	September 30, 2001	September 30, 2000

EPS

Net income	$6,631	$6,413

Weighted average shares — basic	7,138	7,130

Per share — Basic	$0.93	$0.90

Effect of dilutive stock options	19	—

Weighted average shares — diluted	7,157	7,130

Per share — Diluted	$0.93	$0.90

     As of September 30, 2001, outstanding options to purchase 641,000 shares of the Company’s stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2008 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

     As of September 30, 2000, outstanding options to purchase 757,000 shares of the Company’s stock, with exercise prices ranging from $11.19 to $20.00 per share and expiration dates between 2008 and 2010, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

9. Subsequent Event

     On October 23, 2001, the Board of Trustees declared a distribution of $0.375 per share for the quarter ended September 30, 2001, to shareholders of record on November 16, 2001. The distribution will be paid on December 4, 2001 and represents a distribution for the period from July 1, 2001 through September 30, 2001.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     Forward-looking Statements: The management’s discussion and analysis of financial condition and results of operations contain forward-looking statements that are based on current expectations, estimates and projections about the business marketplace in which Correctional Properties Trust (the “Company”) operates. This section of the quarterly report also includes management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants in the marketplace; the mix of possible future tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for a significant portion of revenue; interest rate risk; continued availability of financing at rates less than tenant lease rates; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; reliance upon a single property type for the company’s development or acquisitions; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the company’s future business. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic economic conditions including interest rate fluctuations and other future factors. The Company discusses such risks in the Company’s various reports filed with the Securities and Exchange Commission.

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

     The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company’s investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers and government entities, and the leasing of all such facilities under long-term leases to qualified third-party operators. On March 16, 2001 and June 28, 2001, the Company acquired the Mountain View Facility and Pamlico Facility, respectively, which are both leased to the State of North Carolina, and operated by the North Carolina Department of Correction. With the exception of the Mountain View Facility and Pamlico Facility, the Company’s remaining facilities are privately managed facilities that are leased to and operated by Wackenhut Corrections Corporation (“WCC”).

     Substantially all of the Company’s revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

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

Results of Operations

     Three Months ended September 30, 2001 vs. Three Months ended September 30, 2000

     For the three months ended September 30, 2001, rental revenues of $7.4 million were generated from the lease of correctional and detention facilities, representing a 30% increase from the $5.7 million in revenue for the three months ended September 30, 2000. The increase resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001. The balance of the increase is primarily due to rent escalations, based on CPI, on the initial facilities acquired at the IPO.

     Depreciation of real estate properties totaled approximately $1.8 million for the quarter ended September 30, 2001. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in a 33% increase in depreciation from $1.3 million for the three months ended September 30, 2000.

     General and administrative expenses incurred during the three months ended September 30, 2001 were approximately $419,000, compared to $350,000 for the three months ended September 30, 2000. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 5.6% of lease revenue for the three months ended September 30, 2001, and approximately 6.2% for the three months ended September 30, 2000.

     Interest expense for the three months ended September 30, 2001 was approximately $3.0 million compared to $2.0 million for the three months ended September 30, 2000. The increase is primarily due to the interest on the Bonds issued on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility.

     Nine Months ended September 30, 2001 vs. Nine Months ended September 30, 2000

     For the nine months ended September 30, 2001, rental revenues of $19.9 million were generated from the lease of correctional and detention facilities, representing a 17% increase from the $17.0 million in revenue for the nine months ended September 30, 2000. The increase resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001. The balance of the increase is primarily due to rent escalations, based on CPI, on the initial facilities acquired at the IPO.

     Depreciation of real estate properties totaled approximately $4.7 million for the nine months ended September 30, 2001. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in an 18% increase in depreciation from $4.0 million for the nine months ended September 30, 2000.

     General and administrative expenses incurred during the nine months ended September 30, 2001 were approximately $1.2 million, compared to $1.1 million for the nine months ended September 30, 2000. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 5.9% of lease revenue for the nine months ended September 30, 2001, and approximately 6.4% for the nine months ended September 30, 2000.

     Interest expense for the nine months ended September 30, 2001 was approximately $7.4 million compared to $5.5 million for the nine months ended September 30, 2000. The increase is primarily due to the draw on the Credit Facility in connection with the acquisition of the Mountain View Facility on March 16, 2001, interest on the Bonds issued on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility, and the increase on the applicable interest margin on the borrowings on the Credit Facility.

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

     The Bank Credit Facility enables the Company to borrow generally at floating rates based on LIBOR plus the applicable interest rate margin under the Bank Credit Facility; however, it includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn under the Bank Credit Facility, which effectively fixes the interest rate on a significant portion of the borrowings. The Company’s ability to borrow under the secured line of credit is subject to the Company’s compliance with a number of restrictive covenants.

     As of September 30, 2001, the Company had interest rate swap agreements for a total notional amount of $66 million effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at September 30, 2001 is a liability of $4,029,000.

     In March 2001, the Company made a borrowing of $25,600,000 under the amended Bank Credit Facility to finance the acquisition of the Mountain View Facility, which was the amount repaid in June 2001 using proceeds from the Bonds. As of September 30, 2001, $80,000,000 was drawn on the Bank Credit Facility. As of September 30, 2001, the Company had $5.0 million available to be drawn on its $5 million swing line component of its Bank Credit Facility for general working capital requirements. The remaining $25 million availability under its Bank Credit Facility is subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities.

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

Funds from Operations

     Management believes Funds from Operations (“FFO”) is helpful to investors as a measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, FFO provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

     The Company computes Funds from Operations in accordance with standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, Funds from Operations does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

     FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions.

     The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the company, funds from operations should be examined in conjunction with net income as presented in the consolidated financial statements.

     The following tables present the Company’s Funds from Operations for the three and nine months ended September 30, 2001 and September 30, 2000 (in thousands):

	Three Months Ended

	September 30, 2001	September 30, 2000

Net Income	$2,305	$2,035

Plus real estate depreciation	1,783	1,337

Funds from Operations	$4,088	$3,372

	Nine Months Ended

	September 30, 2001	September 30, 2000

Net Income	$6,631	$6,413

Plus real estate depreciation	4,728	4,005

Funds from Operations	$11,359	$10,418

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risks inherent in the Company’s financial instruments. These instruments arise from transactions entered into in the normal course of business and relate to the Company’s acquisitions of correctional and detention facilities. The Company is subject to interest rate risk on its existing Bank Credit Facility and any future financing requirements.

     As of September 30, 2001, $80,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.13% based upon LIBOR plus an applicable margin through October 18, 2001 taking into account the swap agreements described below. No Indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of September 30, 2001. Holding the variable rate debt balance constant, on an annual basis, each one-percentage point increase in interest rates would result in an increase in interest expense of approximately $800,000.

     The Company’s total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility. The fair value of the interest rate swaps at September 30, 2001 is a liability of $4,029,000.

     The Bonds outstanding at September 30, 2001 of $57,535,000 under the Trust Indenture are non-recourse and bear interest at a fixed rate of 7.15%.

     The Company’s primary market risk exposure relates to (i) the interest rate risk on short-term borrowings, (ii) its ability to refinance its Bank Credit Facility at maturity at market rates, and (iii) the impact of interest rate movements on its ability to obtain adequate financing to fund future acquisitions. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management advises the Board of Trustees as to the Company’s financial position on an ongoing basis and may in the future seek to minimize interest rate exposure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The nature of the Company’s business results in claims or litigation against the Company for damages arising from the conduct of its employees or others.

     Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition. WCC indemnifies the Company for incidents that arise from operation of facilities by WCC.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits — None.

     (b)  Reports on Form 8-K

(1)	The Company filed a Form 8-K dated June 28, 2001 on July 13, 2001 in connection with the acquisition of the Pamlico Facility. The Company filed a Form 8-K/A dated June 28, 2001 on September 7, 2001 in connection with the acquisition of the Pamlico Facility, which included audited and pro forma financials.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST

/s/ David J. Obernesser

David J. Obernesser
Vice President & Secretary
(Chief Accounting Officer of the Registrant)
Date: November 13, 2001