Form 10-K405
period 2001-12-31
CORRECTIONAL PROPERTIES TRUST
filed 2002-03-26
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

        Title of each class            Name of each exchange on which registered

COMMON SHARES OF BENEFICIAL INTEREST,                NEW YORK STOCK
$.001 PAR VALUE PER SHARE                               EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
           -----------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 25, 2002, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $127,847,000 based on the closing price on that date of $18.08 per share. As of that date, there were 7,173,250 of the registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 2002 Annual Meeting of Shareholders.

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Exchange Act of 1934, as amended.

                          CORRECTIONAL PROPERTIES TRUST
                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

                                                                                                                    PAGE
                                                                                                                   NUMBER
                                                                                                                   ------
                                                              PART I
Item 1.        Business....................................................................................            1
Item 2.        Properties..................................................................................           23
Item 3.        Legal Proceedings...........................................................................           24
Item 4.        Submission of Matters to a Vote of Security Holders.........................................           24

                                                              PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.......................           25
Item 6.        Selected Financial Data.....................................................................           26
Item 7.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations...............................................................................           27
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk .................................           31
Item 8.        Financial Statements and Supplementary Data.................................................           31
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure........................................................................           31

                                                             PART III

Item 10.       Directors and Executive Officers of the Registrant..........................................           48
Item 11.       Executive Compensation......................................................................           48
Item 12.       Security Ownership of Certain Beneficial Owners and Management..............................           48
Item 13.       Certain Relationships and Related Transactions..............................................           48

                                                             PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................           49

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

ITEM 1. BUSINESS.

GENERAL

         Correctional Properties Trust (the "Company") was formed in February 1998 as a Maryland real estate investment trust (a "REIT") to capitalize on the growing trend toward privatization in the corrections industry. The principal business strategy of the Company is to acquire correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators, including private and governmental entities under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). The Company is the only publicly-traded REIT which focuses exclusively on the acquisition and ownership of correctional and detention facilities.

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

         Management believes that the privatized corrections industry has the potential for substantial growth in the United States due to increases in the inmate population, decreases in the availability of capital for new correctional and detention facilities and a growing acceptance of the trend toward privatization in the corrections industry. According to the United States Bureau of Justice Statistics ("Bureau of Justice Statistics"), the inmate population in federal, state and local facilities in the United States has grown from 501,886 in 1980 to 2,071,686 at December 31, 2000. In addition, according to the Bureau of Justice Statistics, as of December 31, 2000, state prison systems reported operating at between full capacity to 15% above capacity and the federal corrections system reported operating at approximately 31% above capacity. The privatized corrections industry has capitalized on these favorable supply/demand fundamentals, resulting in a substantial increase in the number of privatized beds.

         The Company owns and leases thirteen correctional properties in nine states with an aggregate design capacity of 7,282 beds as of December 31, 2001.

         The location and mailing address of the Company's principal executive offices is Gardens Plaza, Suite 750, 3300 PGA Boulevard, Palm Beach Gardens, Florida 33410. The Company's telephone number is (561) 630-6336.

2001 ACQUISITIONS

         On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the "Mountain View Facility") in Spruce Pine, North Carolina, for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The initial term of the lease is ten years, with two ten-year renewals at the State of North Carolina's option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000 and for predetermined declining amounts at the end of each subsequent lease year. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The results of operations of the Mountain View Facility have been included in the Company's consolidated financial statements from the date of acquisition. The Company acquired the Mountain View Facility using the proceeds under the Bank Credit Facility, which was amended to a total capacity of $110,000,000.

         On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties North Carolina Prison Finance LLC ("CP North Carolina"), a wholly owned subsidiary of the Company. Concurrently, the Mountain View Facility was refinanced using a portion of the proceeds from the issuance of $57,535,000 of

Taxable Mortgage Revenue Bonds, Series 2001 (the "Bonds"). This refinancing included repayment of the proceeds drawn under the Bank Credit Facility to purchase the Mountain View Facility.

         On June 28, 2001, CP North Carolina acquired the Pamlico Correctional Facility (the "Pamlico Facility") in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates in accordance with increases in the CPI, with a minimum increase of 3.5%, and a maximum of 4%. The initial term of the lease is ten years, with two ten-year renewals at the State of North Carolina's option. The State of North Carolina has an option to acquire the facility in August 2004, for approximately $25,230,000. At the end of each lease year thereafter, it has an option to purchase the facility for a predetermined declining amount. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The Company acquired the Pamlico Facility using a portion of the proceeds from the issuance of the Bonds.

         CP North Carolina, which is a fully consolidated entity of the Company for financial reporting purposes, is a Delaware limited liability company formed solely to issue the Bonds and acquire and own the Mountain View and Pamlico Facilities. CP North Carolina's assets and credit are not available to pay the debts or obligations of any other entity. The Bonds are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. Therefore, CP North Carolina and its sole member, CPT Operating Partnership L.P., are not liable on account of any deficiency in the event that the Trust Estate created under the Trust Indenture for the Bonds is insufficient to repay the Bonds or the other obligations of CP North Carolina under the Bond Documents. As the sole member of CP North Carolina, CPT Operating Partnership L.P. will have availability on a quarterly basis of distributions of remaining revenue proceeds of CP North Carolina, after payment of principal and interest on the bonds, and funding of any deficiencies in the various funds required under the Trust Indenture.

THE FORMATION TRANSACTIONS

         In connection with the consummation of the IPO on April 28, 1998, the Company and Wackenhut Corrections Corporation ("Wackenhut Corrections" or "WCC") engaged in a series of transactions (the "Formation Transactions") which were designed to consolidate ownership in the Company of eight correctional and detention facilities operated by Wackenhut Corrections (the "Initial Facilities"), to provide a vehicle for possible future acquisitions of other facilities which Wackenhut Corrections owns or has a right to acquire (in addition to other facilities the Company may acquire) and to enable the Company to qualify as a REIT for federal income tax purposes. These transactions included the following:

         ISSUANCE OF COMMON SHARES AND REDEMPTION OF FOUNDER'S SHARES. The Company sold 7,130,000 Common Shares in the IPO, resulting in net proceeds to the Company of approximately $130.7 million after deduction of the underwriting discounts and commissions and offering expenses. All of the net proceeds to the Company from the IPO were contributed by the Company directly to CPT Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership") to fund the Company's investment in the Operating Partnership, in exchange for a combined 100% interest in the Operating Partnership. The Company owns a 98% limited partnership interest and a 1% general partnership interest in the Operating Partnership. CPT Limited Partner, Inc. ("CPT LP"), a wholly owned subsidiary of the Company, owns a 1% limited partnership interest in the Operating Partnership. The Company also redeemed at cost the 1,000 founder's shares which were issued in connection with the formation of the Company.

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

         OPTION AGREEMENTS. The Company entered into Option Agreements with Wackenhut Corrections, pursuant to which Wackenhut Corrections granted the Company the option to acquire three additional correctional facilities (the "Option Facilities") having an aggregate design capacity of 2,256 beds at any time prior to the earlier of (i) four years from receipt of a certificate of occupancy for the subject facility, or (ii) six months after such facility achieves an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for the facility (the "Option Facility Option Period"). The purchase price (the "Option Facility Purchase Price") of an Option Facility will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the aggregate costs related to the acquisition, development, design, construction, equipment and start-up of such Option Facility (which in the case of goods or services provided by Wackenhut Corrections will not exceed the costs which would be paid therefor if purchased from a third party in an arm's length transaction) (the "Total Facility Cost"). Two of the three Option Facilities have been purchased by the Company. As of January 31, 2001, the Company's option has expired with respect to the third Option Facility without the Company exercising such option.

         LEASES. Concurrent with the Company's acquisition of the Initial Facilities, the Company leased such facilities to Wackenhut Corrections or its affiliate -- See "Structure of the Company" -- (and Wackenhut Corrections will continue to operate such facilities) pursuant to leases for an initial term of 10 years. Subject to certain limited exceptions, the term of each of these leases may be extended by Wackenhut Corrections for three additional five-year terms at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, the term of any of these leases will be automatically extended upon expiration thereof on the same terms (including the then applicable base rent and Base Rent Escalation (as hereinafter defined) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. The two Option Facilities, which were acquired were leased by the Company to Wackenhut Corrections under the same terms (although with the Jena Facility at a different lease rate) as the Initial Facilities. Under the terms of the leases with Wackenhut Corrections, Wackenhut Corrections has a 30-day right of first refusal on the proposed sale by the Company of any of the facilities leased to it.

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

         ACQUISITION OPPORTUNITIES. The Company believes that, because of the increasing demand for additional prison beds and the lack of capital available to finance new facilities, opportunities exist to acquire or develop correctional and detention facilities from or on behalf of private prison owners and operators and various government entities.

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

         RENT ESCALATIONS. All of the Company's leases provide for a source of cash flow with opportunities for future growth in revenues. The base rent for the first year for each facility purchased from Wackenhut Corrections before January 1, 2000 is equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by a fixed three percent at the first two annual lease anniversaries and by an amount equal to increases in the CPI at each successive annual anniversary for the remaining term of each lease, subject to a maximum increase of four percent per annum throughout the term of the leases (the "Base Rent Escalation"). However, there can be no assurance that such contractual escalations will be realized based on the CPI index or other factors.

THE OPERATING PARTNERSHIP

         FORMATION OF THE OPERATING PARTNERSHIP. Upon completion of the IPO, the Company acquired a 100% interest in the Operating Partnership. The Company holds a 1% general partnership interest and a 98% limited partnership interest in the Operating Partnership. Through CPT LP (a wholly owned subsidiary), the Company owns a 1% limited partnership interest in the Operating Partnership. Following the completion of the IPO and the Formation Transactions, substantially all of the Company's assets (other than the Mountain View and Pamlico Facilities) are held by, and its operations conducted through, the Operating Partnership, which leases them to Wackenhut Corrections. The Company is the sole general partner of the Operating Partnership and has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Trustees manages the affairs of the Company by directing the affairs of the Operating Partnership. The Company's direct and, through CPT LP, indirect percentage interest in the Operating Partnership, is 100%. The Operating Partnership makes regular quarterly cash distributions to its partners, including the Company and CPT LP, in proportion to their percentage interests in the Operating Partnership. The Company, in turn, pays cash distributions to its shareholders in an amount per Common Share equal to the amount distributed by the Operating Partnership.

         The Operating Partnership was organized to facilitate the tax-advantaged acquisition of additional correctional and detention facilities from private owners. In the event the Company undertakes such an acquisition, it is contemplated that the owner of such a facility would become a Limited Partner in the Operating Partnership and would be issued units of limited partnership interests in the Operating Partnership, representing an equal undivided fractional share of each item of the Operating Partnership's income, gain, and loss and in distribution of the Operating Partnership's assets (the "Units," and the holder thereof, a "Unitholder") as the consideration, in whole or in part, for the Unitholder's transfer of the facility to the Operating Partnership. It is also contemplated that the Unitholder would be given the right after a period of time to exchange Units in the Operating Partnership for cash based upon their fair market value or, at the Company's option, for Common Shares on a one-for-one basis. It is also contemplated that substantially all the Company's assets may be owned indirectly through the Operating Partnership so that one Unit in the Operating Partnership would generally correspond economically to one Common Share. In order to accomplish such objective, the current structure using the Operating Partnership is being utilized, rather than the Company taking title to the Initial Facilities or subsequently acquired facilities, in order to avoid in the future a re-transfer of such facilities to such a partnership, and the incurrence at that time of associated transfer and other costs, which would likely be necessary or advisable in order to offer a private owner a tax-advantaged acquisition vehicle. Currently, the Company and CPT LP are the only partners in the Operating Partnership and possess the power unilaterally to amend and restate the Partnership Agreement (as hereinafter defined). While there are no present plans to issue Units to a private prison owner, the Company is pursuing potential acquisitions which, if successful, may involve the issuance of Units as a component of the consideration for such acquisitions. The Company does not intend to use the Operating Partnership (or any partnership which is owned by the Operating Partnership) (the "Subsidiary Partnership") as a vehicle for tax-advantaged acquisitions unless it receives an opinion of tax counsel to the Company that such use would not result in the disqualification of the Company as a REIT, including an opinion that the Operating Partnership (or any Subsidiary Partnership) would not be treated for federal income tax purposes as an association taxable as a corporation or a publicly-traded partnership.

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
          LIMITED               GENERAL                CPT
          PARTNER               PARTNER       LIMITED PARTNER INC.                WACKENHUT CORRECTIONS CORPORATION
                                                   ("CPT LP")                      ("WACKENHUT CORRECTIONS")(2)
                                                                     RENTS

                                                            1%
                                                          LIMITED               LEASES
                                                          PARTNER

                                                                                    SUBLEASES                   RENTS

                                  CPT                                  RENTS                 WCC RE HOLDINGS LLC
                      OPERATING PARTNERSHIP L.P.                                           (SUCCESSOR BY MERGER TO
                                                                      LEASES               WCC RE HOLDINGS, INC.)
                                                                                          ("WCCRE LLC")(1),(3),(4)

                                  100%

                      CORRECTIONAL PROPERTIES NORTH
                     CAROLINA PRISON FINANCE LLC (5)

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

(5) Correctional Properties North Carolina Prison Finance LLC ("CP North Carolina") is a wholly owned subsidiary of the Company. CP North Carolina is a Delaware limited liability company formed solely to issue the Bonds and acquire and own the Mountain View and Pamlico Facilities. CP North Carolina's assets and credit are not available to pay the debts or obligations of any other entity. The Bonds are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. Therefore, CP North Carolina and its sole member, CPT Operating Partnership L.P., are not liable on account of any deficiency in the event that the Trust Estate created under the Trust Indenture for the Bonds is insufficient to repay the Bonds or the other obligations of CP North Carolina under the Bond Documents.

THE OWNED FACILITIES, THE OPTION FACILITIES AND THE FUTURE FACILITIES.

THE OWNED FACILITIES

         The thirteen facilities owned by the Company at December 31, 2001 (the eight Initial Facilities acquired by the Company in connection with the IPO, the Lea County Correctional Facility and the Lawton Correctional Facility purchased in January 1999 and the Jena Juvenile Correctional Facility purchased in January 2000, the Mountain View and Pamlico Facilities purchased in 2001, together the thirteen "Owned Facilities") were purchased for an aggregate cash purchase price of approximately $272 million. The Company leases eleven of the Owned Facilities to Wackenhut Corrections or its subsidiary, (the "WCC Facilities") and two of the Owned Facilities to the state of North Carolina (the "North Carolina Facilities"). The thirteen Owned Facilities are located in nine states and have an aggregate design capacity of 7,282 beds. The following table sets forth certain information with respect to the Owned Facilities as of December 31, 2001:

                                                                                        DESIGN             EXPIRATION
                                                                                       CAPACITY                OF      OPERATING
                                                                                          AND     FACILITY  FACILITY   AGREEMENT
                                                      TYPE OF   CONTRACTING  SECURITY  OCCUPANCY   OPENING  OPERATING   RENEWAL
FACILITY AND LOCATION                                FACILITY     ENTITY     LEVEL(1)   RATE(2)     DATE    AGREEMENT   OPTIONS
---------------------                                --------     ------     --------   -------     ----    ---------   -------
WCC FACILITIES:

Aurora INS Processing
  Center.........................................    INS            INS(3)    Minimum/  300/91%    May      September    Four
  (the "Aurora...................................    Processing               Medium               1997     2002         One-
  Facility").....................................    Center                                                              Year
  Aurora, CO

McFarland Community
  Correctional Facility..........................    Pre-Release    CDOC(4)   Minimum/  224/96%   February  June         --
  (the "McFarland................................    Center                   Medium               1988     2002
  Facility")
  McFarland, CA

Queens Private
  Correctional
  Facility.......................................    INS            INS(5)    Minimum/  200/86%   March     September    --
  (the "Queens...................................    Detention                Medium              1997      2002
  Facility").....................................    Facility
  New York, NY

Central Valley Community
  Correctional Facility..........................    Adult          CDOC      Minimum/  550/96%   December  December     --
  (the "Central Valley...........................    Correctional             Medium              1997      2007
  Facility").....................................    Facility
  McFarland, CA

Golden State Community
  Correctional Facility..........................    Adult          CDOC      Minimum/  550/97%   December  December     --
  (the "Golden State.............................    Correctional             Medium              1997      2007
  Facility").....................................    Facility
  McFarland, CA

                                                                                        DESIGN             EXPIRATION
                                                                                       CAPACITY                OF      OPERATING
                                                                                          AND     FACILITY  FACILITY   AGREEMENT
                                                      TYPE OF   CONTRACTING  SECURITY  OCCUPANCY   OPENING  OPERATING   RENEWAL
FACILITY AND LOCATION                                FACILITY     ENTITY     LEVEL(1)   RATE(2)     DATE    AGREEMENT   OPTIONS
---------------------                                --------     ------     --------   -------     ----    ---------   -------
Desert View Community

  Correctional Facility..........................    Adult         CDOC       Minimum/  550/86%   December  December      --
  (the "Desert View..............................    Correctional             Medium              1997      2007
  Facility" and..................................    Facility
  together with the
  Golden State
  Facility and the
  Central Valley
  Facility, the
  "California
  Facilities")
  Adelanto, CA

Broward County Work
  Release Center.................................    Work Release   Broward   Non-      300/79%(6)  February  February  Unlimited
  (the "Broward County...........................    Center         County    Secured               1998      2003      Two-
  Facility").....................................                   and                                                 Year
  Broward County, FL.............................                   BSO(6)

Karnes County
  Correctional
  Center.........................................    Adult          Karnes    Multi-    480/99%     January     2026    Varies
  (the "Karnes...................................    Correctional   County    Security              1996
  Facility").....................................    Facility
  Karnes County, TX

Lawton Correctional
  Facility (the "Lawton
  Facility").....................................    Prison         ODOC(7)   Medium    1,500/102%  December    June    Three
                                                                                                    1999        2002    One-
                                                                                                                        Year
Lea County Correctional
  Facility (the "Hobbs
  Facility")
  Hobbs, NM......................................    State          Lea       Multi-    1,200/96%   May         June    Annual
                                                     Prison         County    Security              1998        2002
Jena Juvenile Justice Center
  (the "Jena
  Facility")
  Jena, LA.......................................    Juvenile       None      Multi-    276/0%      June        N/A     N/A
                                                     Correctional             Security              1999
                                                     Facility

NORTH CAROLINA FACILITIES:

Mountain View Correctional Facility
  (the "Mountain View
  Facility")
  Spruce Pine, NC................................    State          (8)       Medium    576         December    N/A     N/A
                                                     Prison                                         1998

Pamlico Correctional Facility
  (the "Pamlico
  Facility")
  Bayboro, NC....................................    State          (8)       Medium    576         August     N/A      N/A
                                                     Prison                             --------    1998

Total Owned Facilities...........................                                       7,282
                                                                                      ==========

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

(2) Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of December 31, 2001. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of Wackenhut Corrections or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to the Company.

(3)      The United States Immigration and Naturalization Service.

(4)      The State of California Department of Corrections.

(5) The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy)

(6) The Broward County Sheriff's Office. While the actual occupancy rate was 79% as of December 31, 2001, the Broward County Sheriff's office has guaranteed payment under the operating agreement based on a 100% occupancy rate.

(7)      State of Oklahoma Department of Corrections.

(8) The facility is leased to the State of North Carolina and operated by the North Carolina Department of Correction.

         ADULT CORRECTIONAL FACILITIES. Adult correctional facilities are used to house adult inmates on a permanent basis for the duration of their sentences. The adult correctional facilities acquired by the Company include the Karnes Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility, the Hobbs Facility, the Lawton Facility, the Mountain View Facility and the Pamlico Facility.

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

         The Hobbs Facility is a new high-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 1200 beds. Construction was completed in May 1998. Wackenhut Corrections has contracted with Lea County to operate the facility, which contract expires in June 2002.

         The 1200-bed Hobbs Facility was purchased by the Company in two parts. The first 600 beds were acquired in October 1998, while the remaining 600 beds (the "Hobbs Expansion") were bought by the Company in January 1999.

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

         The Mountain View Correctional Facility, located in Spruce Pine, North Carolina, is a 576-cell, medium security prison and is leased to the State of North Carolina. The North Carolina Department of Correction operates the facility. The facility, which was built in 1998, is situated on 93 acres and contains approximately 197,000 square feet.

         The Pamlico Correctional Facility, located in Bayboro, North Carolina, is a 576-cell, medium-security prison and is leased to the State of North Carolina. The North Carolina Department of Correction operates the facility. The facility, which was built in 1998, is situated on 146 acres and contains approximately 197,000 square feet.

         PRE-RELEASE CENTER. A pre-release center is a minimum to medium security facility for inmates nearing parole, offering inmates basic education and pre-employment training as well as alcohol and drug abuse treatment and counseling. The pre-release center acquired by the Company is the McFarland Facility.

         The McFarland Facility is located in McFarland, California. The facility is situated on approximately 5 acres, and contains approximately 35,000 square feet. The facility currently has a design capacity of 224 beds. Wackenhut Corrections has contracted with the CDOC to operate the facility, which contract expires in June 2002. Wackenhut Corrections has notified the Company that it believes the CDOC may not renew its operating contract due to budgetary constraints. Wackenhut Corrections is continuing its efforts to extend the current operating contract with CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. The non-cancelable lease between the Company and Wackenhut Corrections, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not Wackenhut Corrections has an operating contract for the leased facility. The current annual rent on the McFarland Facility is approximately $731,000.

         DETENTION FACILITIES. Detention facilities are used to house undocumented aliens for the INS and are classified as minimum to medium security facilities. The detention facilities acquired by the Company include the Aurora Facility and the Queens Facility.

         The Queens Facility is located on approximately 1.34 acres in New York, New York. The facility has a design capacity of 200 beds and contains approximately 61,400 square feet. Wackenhut Corrections began operating the facility in June 1997, and is presently operating the facility under a management contract with the INS which has been extended until September 2002.

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

         JUVENILE CORRECTIONAL FACILITIES. Juvenile correctional facilities are used to house juvenile offenders under standards which differ from those used to house adult offenders. On January 7, 2000, the Company exercised its option to purchase the Jena Facility for approximately $15,300,000. The Jena Facility is located in Jena, Louisiana and was used to house juvenile inmates. The facility is situated on approximately 100 acres, consists of an approximately 62,400 square foot structure and has a capacity for 276 beds. At the same time as the Company acquired the Jena Facility, the Company entered into a lease with WCC for such facility at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the Company without regard to occupancy. The Jena Facility was operated by Wackenhut Corrections under an operating agreement with the State of Louisiana, which has been terminated. Wackenhut Corrections does not presently have an operating contract with a client for the Jena Facility. However, Wackenhut Corrections is obligated under the terms of the lease to continue to make rental payments to the Company.

         As a result of the termination of Wackenhut Correction's operating contract, the Jena Facility no longer is included in the Company's pledge pool Borrowing Base described in the Bank Credit Facility.

         With the exceptions of the Aurora INS Processing Center, the McFarland Community Correctional Facility and the Jena Facility, all of the Company's facilities are deemed "significant" because they each account for 10% or more of the Company's total assets as of December 31, 2001. For federal income tax purposes, the Company's tax basis in each facility is generally the purchase price by the Company. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight line method, which equates to a rate of 2.5%. Other assets associated with the facilities may be depreciated by the Company using applicable useful lifes.

THE OPTION FACILITIES. The Lawton Facility and the Jena Facility were acquired by the Company. The option to purchase the remaining Option Facility, the Michigan Youth Correctional Facility, expired on January 31, 2001.

THE FUTURE FACILITIES. The terms of the Right to Purchase Agreement between the Company and Wackenhut Corrections include the exclusive option to purchase facilities from Wackenhut Corrections for six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the Certificate of Occupancy. The following facilities have attained 75% occupancy levels and notice of such has been provided to the Company. The following table sets forth certain information with respect to these Future Facilities, including the date upon which the exclusive option to purchase expired, under the six-month occupancy provision.


                                                                        DATE EXCLUSIVE                 DESIGN
                                                                        OPTION EXPIRED             (BED) CAPACITY
                                                                        --------------             --------------
                        FACILITY AND LOCATION
                        ---------------------

     Guadalupe County Correctional Facility,                                1/31/01                     600
     Santa Rosa, N.M.

     Val Verde County Detention Center,                                     8/20/01                     600
     Del Rio, TX

     Western Regional Detention Facility,                                   7/24/01                     900
     San Diego, CA

     Rivers Correctional Institution                                        2/28/02                    1,200
     Winton, NC

LEASES AND SUBLEASES WITH WACKENHUT CORRECTIONS

         Simultaneous with the Company's acquisition of the WCC Facilities, the Company leased such facilities either directly to Wackenhut Corrections or to WCCRE LLC, which in turn subleases such facilities to Wackenhut Corrections. The sublease structure is used in those instances where Wackenhut Corrections is required by a contracting governmental entity in connection with the award of a facility operating agreement to afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the operating agreement upon the occurrence of certain events. Generally, in those instances where a sublease is created for the contracting governmental entity (or its designated replacement operator) to assume, the term of the sublease is commensurate with the term of the operating agreement originally entered into between Wackenhut Corrections and the governmental entity, thereby affording the governmental entity the ability to plan and effectuate an orderly relocation of its inmates to another facility in the event of early termination of its operating agreement with Wackenhut Corrections. However, regardless of whether the sublease structure is created for an individual facility, Wackenhut Corrections, at all times, remains primarily liable to the Company under the leases.

         Because the leases on the WCC Facilities are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of such governmental entities or allow Wackenhut Corrections the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals ("RFP"). Therefore, in such instances Wackenhut Corrections requests that the Company enter into the lease with WCCRE LLC., which in turn enters into a more basic fixed rental rate sublease with Wackenhut Corrections, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to the Company's review and approval. The Company has leased the following WCC Facilities to WCCRE LLC., each of which in turn is subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. The Company has leased the following WCC Facilities, directly to Wackenhut Corrections: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Lawton Facility and the Karnes Facility.

         LEASES

         The Company leases each of the WCC Facilities to Wackenhut Corrections or to WCCRE LLC. Each such facility is the subject of a separate lease that incorporates the provisions of a master lease (the "Master Lease") between the Company and Wackenhut Corrections. The lease of each such facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease of each such facility provides for an initial term of 10 years (the "Fixed Term") and may be extended by Wackenhut Corrections for three additional five-year terms beyond the Fixed Term (the "Extended Terms") at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, an individual lease will be automatically extended on the same terms (including the then applicable base rent and Base Rent Escalation) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. The Fixed Term and Extended Terms under each lease shall be subject to earlier termination upon the occurrence of certain contingencies described in the lease. Any additional Future Facilities will be leased upon terms and conditions substantially similar to the above-described leases except that the rental rate in the case of any Future Facility acquired during the first five years following the IPO will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such agreement, by binding arbitration or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or in the absence of such an agreement, as determined by binding arbitration.

         USE OF THE FACILITIES. Each lease on the WCC Facilities permits Wackenhut Corrections to operate the leased property solely as a correctional or detention facility, unless otherwise mutually agreed upon by the Company and Wackenhut Corrections. Wackenhut Corrections has the responsibility under each lease to obtain and maintain all licenses, certificates and permits in order to use and operate the respective facility and to provide the Company with evidence of compliance with this obligation.

         Each lease of a WCC Facility is what is commonly known as a triple-net lease or absolute net lease, under which Wackenhut Corrections is required to pay Annual Base Rent and any additional charges related to the leased property, including every fine, penalty, interest expense and cost which may be added for nonpayment or late payment thereof, all taxes, assessments and levies, excises, fees, and all other government charges with respect to each leased property, and all charges for utilities and services, including, without limitation, electricity, telephone, trash disposal, gas, oil, water, sewer, communication and all other utilities used in each leased property.

         MAINTENANCE, MODIFICATION AND CAPITAL ADDITIONS. Under each lease of the WCC Facilities as of December 31, 2001, Wackenhut Corrections is required, at its sole cost and expense, to maintain each leased property in good order, repair and appearance and will make structural and non-structural, interior and exterior, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep such leased property in good order and repair. The Company is not required to build or rebuild any improvements to any property leased to Wackenhut Corrections, or to make any repairs, replacements, alterations, restorations or renewals to any leased property.

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

         Each lease on the WCC Facilities provides that, at the request of Wackenhut Corrections, the Company may construct one or more new buildings or other improvements to a particular leased property which are not normal or recurring to the maintenance of such leased property (a "Capital Addition"). A Capital Addition to a leased property may necessitate an amendment to an existing lease or new lease agreement setting forth any changes in the premises, rent, or other similar terms of the lease as a result of the Capital Addition. In certain situations, a Capital Addition to a leased property may be made directly by Wackenhut Corrections and financed by third parties with the prior written consent of the Company. In the case of a Capital Addition not undertaken or financed by the Company, the Company has an option to acquire and lease back to Wackenhut Corrections such Capital Addition for a period of one year following the date Wackenhut Corrections first receives inmates or detainees in such Capital Addition. The purchase price of such Capital Addition is required to be 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the Total Facility Cost of such Capital Addition. Fair market rental rates for a Capital Addition acquired or undertaken by the Company is required to be as mutually agreed upon by the Company and Wackenhut Corrections, or in the absence of such an agreement, as determined by binding arbitration.

         INSURANCE. Each WCC Facility lease provides that Wackenhut Corrections is required to maintain insurance on each leased property under Wackenhut Corrections' insurance policies providing for the following coverages: (i) fire, vandalism, earthquake and malicious mischief, extended coverage perils, and all physical loss perils, (ii) comprehensive general public liability (including personal injury and property damage), (iii) loss of rental value or business interruption and (iv) workers' compensation. Under each lease, the Company has the right to periodically review Wackenhut Corrections' insurance coverage and provide input with respect thereto. Wackenhut Corrections also certifies to the Company on a quarterly basis, among other things, that the insurance coverage required under each lease to be maintained by Wackenhut Corrections on each WCC Facility is being maintained by Wackenhut Corrections. The Company is required to be named on such policies as an additional insured or loss payee, as the case may be.

         ENVIRONMENTAL MATTERS. Each WCC Facility lease provides that Wackenhut Corrections makes various representations and warranties relating to environmental matters with respect to each leased property. Each WCC Facility lease also requires Wackenhut Corrections to indemnify and hold harmless the Company and any holder of a mortgage, deed of trust or other security agreement on a leased property (a "Company Mortgagee") from and against all liabilities, costs and expenses imposed upon or asserted against the Company or the leased property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of the leased property. The leases on the WCC Facilities provide, however, that Wackenhut Corrections shall not be liable with respect to matters or events that arise after the commencement date of the applicable lease as a result of the gross negligence or intentional misconduct of the Company.

         ASSIGNMENT AND SUBLETTING. The leases on the WCC Facilities provide that with certain exceptions for service agreements for portions of the leased property in favor of various licensees providing incidental services customarily associated with or incidental to the operations of the leased property, Wackenhut Corrections may not, without the prior written consent of the Company, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer (except to an affiliate of Wackenhut Corrections) any lease or any interest therein, or all or any part of the leased property. The leases on the WCC Facilities further state that except as provided in connection with governmental subleases meeting certain requirements such consent may be granted or withheld by the Company in its sole discretion. An assignment of a lease will be deemed to include any change of control (a "Change of Control") of Wackenhut Corrections, as if such Change of Control were an assignment of the lease. A "Change of Control" of Wackenhut Corrections means, for purposes of the leases on the WCC Facilities, the sale by Wackenhut Corrections of a controlling interest in Wackenhut Corrections, or the sale or other transfer of all or substantially all of the assets of Wackenhut Corrections. A Change of Control also means any transaction pursuant to which Wackenhut Corrections is merged with or consolidated into another entity, and Wackenhut Corrections is not the surviving entity. The leases on the WCC Facilities further provide that no assignment or sublease will in any way impair the continuing primary liability of Wackenhut Corrections under the leases. The Company will not unreasonably withhold its consent to subleases in favor of governmental entities which are required in connection with an award of an operating contract to Wackenhut Corrections, provided that, among other requirements, any such subleases are inferior and subordinate to the Company's interest in the facility.

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

         DAMAGE TO, OR CONDEMNATION OF, A LEASED PROPERTY. In the event of any damage or destruction to any WCC Facility, Wackenhut Corrections has the obligation to fully repair or restore the same at Wackenhut Corrections' expense, with the Annual Base Rent proportionately abated during the time of restoration, but only to the extent of any rental interruption insurance proceeds actually received by the Company. If any facility is damaged to such an extent that 50% of the inmate beds at the leased facility are rendered unusable, and if Wackenhut Corrections has fully complied with the insurance obligations with respect to such facility (including maintaining insurance against loss of rents), Wackenhut Corrections may terminate the lease of that facility upon turning over all insurance proceeds and payment of any deductible or uninsured loss with respect to such facility to the Company. Additionally, if the facility is damaged within the last 24 months of the lease term and cannot be restored within six months of the date of the damage, either the Company or Wackenhut Corrections may terminate the lease. However, if Wackenhut Corrections exercises an option to extend the lease term, the Company may not terminate upon such casualty damage or destruction.

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

         INDEMNIFICATION GENERALLY. Under each WCC Facility lease, Wackenhut Corrections indemnifies, and is obligated to save harmless, the Company from and against any and all demands, claims, causes of action, fines, penalties, damages (including consequential damages), losses, liabilities (including strict liability), judgments, and expenses (including, without limitation, reasonable attorneys' fees, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of each leased property; (ii) any activity, work, or thing done, or permitted or suffered by Wackenhut Corrections in or about the leased property; (iii) any acts, omissions, or negligence of Wackenhut Corrections or any person claiming under Wackenhut Corrections, or the contractors, agents, employees, invitees, or visitors of Wackenhut Corrections or any such person; (iv) any claim of any person incarcerated, held or detained in the leased property, including claims alleging breach or violation of such person's civil or legal rights; (v) any breach, violation, or nonperformance by Wackenhut Corrections or the employees, agents, contractors, invitees, or visitors of Wackenhut Corrections, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of Wackenhut Corrections, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of Wackenhut Corrections; (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property; and (viii) any improvements to the leased property in order to comply with the requirements of the Americans with Disabilities Act of 1990, as amended (the "ADA").

         Under each WCC Facility lease, the Company indemnifies, and is obligated to save harmless, Wackenhut Corrections from and against all liabilities, costs and expenses (including reasonable attorneys' fees) imposed upon or asserted against Wackenhut Corrections as a result of the Company's gross negligence or intentional misconduct.

         EVENTS OF DEFAULT. An event of default will be deemed to have occurred under the Master Lease and any individual Lease if Wackenhut Corrections fails to perform any covenant and does not diligently undertake to cure the same after 30 days' notice from the Company; if the interest of Wackenhut Corrections in any leased property is levied upon or attached and is not discharged in a specified period of time; or if any representation or warranty of Wackenhut Corrections is incorrect. An event of default will be deemed to have occurred under the Master Lease and all of the leases on the WCC Facilities, if, among other things, Wackenhut Corrections fails to pay any rent within 15 days after notice of non-payment from Company; if any bankruptcy proceedings are instituted by or against Wackenhut Corrections and, if against Wackenhut Corrections, such bankruptcy proceedings are not dismissed within 90 days; if any material part of the property of Wackenhut Corrections is levied upon or attached in any proceeding and not discharged within a specified period of time; if Wackenhut Corrections defaults in any payment of any obligations for borrowed money having a principal balance in excess of $25.0 million; or if Wackenhut Corrections is the subject of a non-appealable final judgment in an amount greater than $10.0 million, which is not covered by insurance or discharged by Wackenhut Corrections within a specified period of time.

         In the event of any event of default referable to a specific WCC Facility lease, the Company may evict Wackenhut Corrections from such leased property and either terminate the lease or re-let the leased property. However, the Company will have certain duties to mitigate its losses in the exercise of such remedies. In either event, Wackenhut Corrections shall remain responsible for the rent provided in the lease for such leased property for the remaining period of the term in excess of rents received by the Company from any successor occupant. Alternatively, at the Company's option, the Company will be entitled to recover all unpaid Rent then due plus the present value of the Rent for the unexpired term at the time of the award, subject to the Company's obligation to deliver and pay-over to Wackenhut Correction any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by Wackenhut Corrections. In addition, the Company may exercise any other rights that it may have under law. In the event the Company evicts Wackenhut Corrections from a leased property, the Master Lease will remain in full force and effect for all other leased properties. With respect to Wackenhut Correction's failure to timely pay Rent and with respect to certain nonmonetary events of default under the master lease, the Company shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.

         The leases on the WCC Facilities will be governed by and construed in accordance with Florida law (but not including Florida's conflict of laws rules) except for certain procedural laws which must be governed by the laws of the location of each leased property. Because the facilities are located in various states, the leases on the WCC Facilities may be subject to restrictions imposed by applicable local law. Neither the Master Lease nor any of the other agreements entered into by Wackenhut Corrections in connection with the Formation Transactions prohibits or otherwise restricts the Company's ability to lease properties to parties (domestic or foreign) other than Wackenhut Corrections.

         SUBLEASES

         The provisions of certain existing operating agreements awarded to Wackenhut Corrections for the WCC Facilities afford the governmental entity a right to assume an existing sublease of the subject facility created between WCCRE LLC and Wackenhut Corrections (or to designate another facility operator to assume such sublease) at a fixed rental rate in the event of early termination of the operating agreement upon the occurrence of certain events. The rental payments and other material terms of these existing subleases differ from comparable provisions of the leases, and there is no requirement that the governmental entity or its designee comply with the provisions of the leases. In such cases, Wackenhut Corrections will, nevertheless, remain primarily liable to the Company under the leases on the WCC Facilities.

         Concurrently with the conveyance of certain of the WCC Facilities, the Company has agreed, and in connection with the conveyance of certain of the Option and Future Facilities and the execution of the leases with respect thereto, the Company will agree, to recognize and leave undisturbed such rights of the governmental entities. Such subleases are presently in effect with respect to the Broward Facility, the McFarland Facility, the Central Valley Facility, the Desert View Facility, and the Golden State Facility. Wackenhut Corrections has agreed that the term of the individual leases between Wackenhut Corrections and the Company for these facilities will be automatically extended, if necessary, in order to insure that the lease between the Company and Wackenhut Corrections will be commensurate with the term of any such subleases. Some of the material differences between the terms and provisions of the existing subleases and the leases are discussed below.

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

         THE CALIFORNIA FACILITIES SUBLEASES. WCCRE LLC has entered into a series of subleases (collectively the "California Subleases") with Wackenhut Corrections for the use of the California Facilities. In connection with the IPO, the Company entered into a series of leases with WCCRE LLC pursuant to which the Company will recognize and agree to leave undisturbed the California Subleases. Except for the base rent, the terms and provisions of each of the California Subleases are identical. With the exception of the sublease of the McFarland Facility which expired in January 1999, the term of each of the California Subleases is 120 months expiring December 16, 2007 and is coterminous with a ten year facility operating agreement entered into between Wackenhut Corrections and the State of California for each such facility. Each of the California Subleases provides for certain "termination rights" in favor of the State of California under which the State of California has the option, in the event of early termination of the operating agreement between the State of California and Wackenhut Corrections, to cause Wackenhut Corrections' interest under each of the California Subleases to be assigned to the State of California or to a replacement operator approved by the State. The California Subleases may not be modified without the prior written approval of the State of California.

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

RELATIONSHIP WITH WACKENHUT CORRECTIONS CORPORATION

         Wackenhut Corrections is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. Wackenhut Corrections was founded in 1984 as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to industry reports, Wackenhut Corrections is the second largest provider of privatized correctional and detention services in the United States and the largest provider of such services abroad, based upon the number of beds under management. As of December 30, 2001, Wackenhut Corrections had 61 correctional and detention facilities under contract or award, with an aggregate design capacity of 39,965 beds (with many of such facilities being leased by Wackenhut Corrections from the contracting government entity).

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

         Wackenhut Corrections, or a subsidiary thereof, is the lessee of, and will continue to operate, each of the WCC Facilities. Wackenhut Corrections may sell additional correctional and detention facilities to the Company in the future and enter into long-term, non-cancelable, triple-net leases with the Company with respect to those facilities.

         See "Item 1. Recent Developments" in connection with the March 8, 2002 announcement by The Wackenhut Corporation, which is the parent company and 57% owner of Wackenhut Corrections Corporation, that it signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company.

LEASES ON NORTH CAROLINA FACILITIES

The Mountain View Lease Agreement

         The Mountain View Facility is leased to the State of North Carolina (the "State") pursuant to a lease agreement dated June 19, 1997. The Mountain View Facility lease term commenced on December 1, 1998. The lease agreement is for an initial term of ten years, with two automatic extensions of ten years each, for a total term of thirty years. The State can terminate the lease at the end of any term or renewal term by giving the lessor at least 180 days advance written notice.

         Equal monthly lease payments are due in arrears on the last day of each month during the term of the Mountain View lease agreement. A one percent (1%) late fee is assessable in the event that a lease payment is not made on or before the last day of the month.

         The Mountain View lease agreement is a triple-net lease and rental payments are due without deduction, offset or abatement and are due without demand or notice. The State is responsible for all costs of maintenance, insurance, taxes, and preservation and protection of the premises. Beginning on the first anniversary of the first rental payment date and on each anniversary date thereafter during the initial term of the Mountain View lease agreement and any renewal term, the rent is increased by the greater of (a) three and one-half percent (3.5%), or (b) the percentage of increase in the Consumer Price Index for All Urban Consumers U.S. City Average, All Items, but not to exceed four percent (4%).

         The continuation of the Mountain View lease agreement is dependent upon and subject to the appropriation of funds for lease payments by the General Assembly of North Carolina. Failure to appropriate sufficient funds for the payment of the lease rental terminates the lease effective the end of the immediately preceding fiscal period of the lessee without further liability on the part of the State. The State has agreed in the Mountain View lease agreement to seek authorization and appropriation of funds for the required rental payments from the North Carolina General Assembly by including in its annual budget a request for adequate funds to satisfy its obligations under the Mountain View lease agreement.

         The State, commencing at the end of the sixth year of the Mountain View Lease Agreement, and at the end of each lease year thereafter, has the option to purchase the Mountain View Facility. The State's purchase price under the option to purchase in year six (December 2004) is approximately $26,200,000, and the option purchase price at the end of each subsequent lease year, as specified in the lease agreement, is at predetermined declining amounts.

The Pamlico Lease Agreement

         The Pamlico Facility is leased to the State pursuant to a lease agreement dated June 19, 1997. The Pamlico Facility lease term commenced on August 19, 1998. The Pamlico lease agreement is for an initial term of ten years, with two automatic extensions of ten years each for a total term of thirty years. The State can terminate the lease at the end of any term or renewal term by giving the lessor at least 180 days advance written notice.

         Equal monthly lease payments are due in arrears on the last day of each month during the term of the Pamlico lease agreement. A one percent (1%) late fee is assessable in the event that a lease payment is not made on or before the last day of the month.

         The Pamlico lease agreement is a triple-net lease and rental payments are due without deduction, offset or abatement and are due without demand or notice. The State is responsible for all costs of maintenance, insurance, taxes, and preservation and protection of the premises. Beginning on the first anniversary of the first rental payment date and on each anniversary date thereafter during the initial term of the lease and any renewal term, the rent is increased by the greater of (a) three and one-half percent (3.5%), or (b) the percentage of increase in the Consumer Price Index for All Urban Consumers U.S. City Average, All Items, but not to exceed four percent (4%).

         The continuation of the Pamlico lease agreement is dependent upon and subject to the appropriation of funds for lease payments by the General Assembly of North Carolina. Failure to appropriate sufficient funds for the payment of the lease rental terminates the lease effective the end of the immediately preceding fiscal period of the lessee without further liability on the part of the State. The State has agreed in the lease agreement to seek authorization and appropriation of funds for the required rental payments from the North Carolina General Assembly by including in its annual budget a request for adequate funds to satisfy its obligations under the Pamlico lease agreement.

         The State, commencing at the end of the sixth year of the Pamlico lease agreement, and at the end of each lease year thereafter, has the option to purchase the Pamlico Facility. The State's purchase price under the option to purchase in year six (August 2004) is approximately $25,230,000, and the option purchase price at the end of each subsequent lease year, as specified in the lease agreement, is at predetermined declining amounts.

The Bank Credit Facility

         On October 2, 1998, the Company obtained from Bank of America, as successor by merger to NationsBank, N.A., a $100 million bank credit facility (the "Bank Credit Facility"), which matures on October 1, 2003. The Bank Credit Facility may be used to finance the acquisition of correctional and detention facilities, the expansion of existing facilities and for working capital requirements. On March 16, 2001, concurrent with the acquisition of the Mountain View Facility, the Company amended its Bank Credit Facility from a total of $100 million, to $110 million. Various covenants were also amended and the interest rate grid applicable to all borrowings was increased by 50 basis points. Additionally, on June 28, 2001, concurrent with the issuance of the Bonds, the Company further amended its Bank Credit Facility. These amendments include an increase in the allowable ratio of total indebtedness to liabilities plus shareholders' equity, an increase in the allowable ratio of non-recourse indebtedness to consolidated total value, and a modification reducing interest rate swap requirements.

         The Bank Credit Facility is secured by the Company's facilities other than the North Carolina Facilities, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company's facilities or the aggregate of the appraised value of such facilities (the "Total Value"). Under the terms of the Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 95% of net income (subject to certain adjustments) in any calendar year or 100% of funds available for distribution in any calendar quarter. Borrowings under the Bank Credit Facility bear interest on Eurodollar loans at a variable rate equal to: (I) LIBOR plus 175 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 3.00 to 1.00 (II) LIBOR plus 200 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 (III) LIBOR plus 225 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 (IV)LIBOR plus 250 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 4.50 to 1.00 but greater than 4.00 to 1.00; in each case, calculated based on interest periods of one, two, three, six or nine months at the option of the Company. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Bank Credit Facility, the Company paid fees of approximately $2.2 million. In addition, the Company paid fees and expenses of approximately $0.8 million in connection with the amendments to the Bank Credit Facility in 2001. As of December 31, 2001, the amount of outstanding indebtedness under the Bank Credit Facility was $80.0 million.

         As of December 31, 2001, the Company had $30 million available under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All amounts available under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

         The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility which was 2.25% at December 31, 2001. The fair value of the interest rate swaps at December 31, 2001 is a liability of $3,737,000.

         WCC's correctional facility operating contract with the California Department of Corrections (the "CDOC") on the McFarland Facility is set to expire on June 30, 2002. WCC has notified the Company that it believes the CDOC may not renew its operating contract due to budgetary constraints. WCC is continuing its efforts to extend the current operating contract with CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. The non-cancelable lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual rent on the McFarland Facility is approximately $731,000.

         The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If after June 30, 2002, the McFarland facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $80 million outstanding at December 31, 2001, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility.

         WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's pledge pool Borrowing Base described in the Bank Credit Facility.

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

         ENVIRONMENTAL MATTERS. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner's ability to sell such real estate or to borrow funds if the borrower is using such real estate as collateral. Neither the Company, Wackenhut Corrections nor any of their affiliates has been notified by any government authority of any material non-compliance, liability or other claim in connection with any of the WCC Facilities and neither the Company, Wackenhut Corrections nor any of their affiliates is aware of any other environmental condition with respect to any of the WCC Facilities that is likely to be material to the Company. Phase I environmental assessments have been obtained for all of the WCC Facilities. No assurance can be given that such investigation would reveal all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to the Company or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability or limitation on use of properties. The leases provide that Wackenhut Corrections will indemnify the Company for certain potential environmental liabilities at the WCC Facilities. See "Item 1. Business-Leases-Environmental Matters."

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

TAX CONSIDERATIONS AND TAX STATUS OF THE COMPANY

         The Company has elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the corporate level on its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its annual real estate investment trust taxable income. Although the Company believes it operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal or tax considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Trustees to revoke the REIT election if the Board of Trustees and the holders of two-thirds of all outstanding shares of beneficial interest of the Company determine that such factors make it no longer beneficial to qualify as a REIT.

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

         FINANCING POLICIES. The Company's capital structure at December 31, 2001 consisted of 47% equity and 53% debt. As of December 31, 2001, the debt of the Company was comprised of $80.0 million outstanding under the Bank Credit Facility and $57.5 million of Bonds outstanding, which are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. The Company determines its financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. The Company has established the Bank Credit Facility which may be used to finance the acquisition of additional correctional and detention facilities (including the Option Facilities and the Future Facilities), the expansion of existing facilities and for working capital requirements. If the Board of Trustees determines that additional funding is desirable, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.

         Indebtedness incurred by the Company may be in the form of publicly or privately placed debt instruments or financings from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the facilities owned by the Company. There are no limits on the number or amounts of mortgages or other interests which may be placed on any one faciliy. In addition, such indebtedness may be with or without recourse to all or any part of the facilities of the Company or may be limited to the particular facility to which the indebtedness relates.

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

         At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT, and the Board of Trustees shall endeavor to take no action which disqualifies the Company as a REIT or otherwise causes the revocation of the Company's election to be taxed as a REIT without the affirmative vote of the holders of not less than two-thirds of the shares of the Company entitled to vote on such matter.

RECENT DEVELOPMENTS

         On March 8, 2002, The Wackenhut Corporation, which is the parent company and 57% owner of Wackenhut Corrections Corporation, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. The Wackenhut Corporation and Wackenhut Corrections Corporation are each traded individually on the New York Stock Exchange under the symbols "WAK" and "WHC", respectively.

         The Company currently leases eleven correctional facilities to Wackenhut Corrections Corporation under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases is approximately 6.5 years.

ITEM 2. PROPERTIES.

         For a description of the facilities owned and leased by the Company, see "Item 1. Business." The Company also leases 2,600 square feet of office space at an annual rent of approximately $42,000. The term of such lease expires on May 31, 2005.

ITEM 3. LEGAL PROCEEDINGS.

         Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional or detention facility, but may also be brought against the owner. Although the Company is not currently a party to any legal proceeding, it is possible that in the future the Company could become a party to such proceedings. Wackenhut Corrections is a party to certain litigation relating to the Company's facilities arising in the ordinary course of operations, as well as other litigation. . The Company does not believe that such litigation, if resolved against Wackenhut Corrections, would have a material adverse effect upon the Company's business, financial position or results of operations, unless the ability of Wackenhut Corrections to perform under the Company's leases was impaired. All of the leases between Wackenhut Corrections and the Company provide that Wackenhut Corrections is responsible for claims based on personal injury and property damage at the Company's facilities and require Wackenhut Corrections to maintain insurance for such purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Since April 23, 1998, the Company's Common Shares have been listed on the New York Stock Exchange ("NYSE") under the symbol "CPV." The following table sets forth the range of high and low sales prices for the Common Shares for the period from January 1, 2000 to December 31, 2001, as reported by NYSE.


                                                         2001                                  2000
                                                         ----                                  ----
                                                HIGH            LOW                    HIGH            LOW
                                                ----            ---                    ----            ---
First Quarter...............................   $11.94           $9.63                 $12.88         $10.19
Second Quarter..............................    14.25           11.95                  11.94           9.88
Third Quarter...............................    16.00           11.95                  11.75           9.50
Fourth Quarter..............................    17.34           13.75                  10.31           9.00

         As of March 25, 2002, there were 7,173,250 shares of Common Shares outstanding, held by 122 shareholders of record. The Company believes that certain holders of record hold a substantial number of Common Shares as nominees for a significant number of beneficial owners.

RECENT SALES OF UNREGISTERED SECURITIES

         None.

DISTRIBUTIONS

         Subsequent to the IPO, the Company has paid regular quarterly distributions to its shareholders. The Board of Trustees, in its sole discretion, has determined the actual distribution rate based on the Company's actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. In 2001, the Company paid four cash dividend distributions (three in the amount of $.365 per common share and one in the amount of $.375 per common share) totaling $1.47 per common share. In 2000, the Company paid four cash dividend distributions (each in the amount of $.365 per common share) totaling $1.46 per common share.

         The Company believes that in order to facilitate a clear understanding of the operating results of the Company, funds from operations should be examined in conjunction with the Company's consolidated financial statements and information included elsewhere in this report. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") consistently applied and should not be considered an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's funds from operations are not comparable to funds from operations reported by other REITs that do not define the term using the current National Association of Real Estate Investment Trusts ("NAREIT") definition or that interpret the current NAREIT definition differently than does the Company.

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


                                                                                                                   FOR THE
                                                                                                                  PERIOD FROM
                                                                              YEAR          YEAR         YEAR       2/18/98
                                                                              ENDED         ENDED        ENDED    (INCEPTION)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    12/31/01       12/31/00     12/31/99  TO 12/31/98
                                                                            --------       --------     --------  -----------
OPERATING RESULTS
Revenue.......................................................             $  27,431      $  22,711   $  20,329   $   8,628
Net income....................................................                 8,950          8,444       8,728       5,386
Weighted average shares outstanding, diluted..................                 7,164          7,130       7,130       5,546
Net income per share, diluted.................................                  1.25           1.18        1.22        0.97
Funds from operations.........................................                15,462         13,786      13,612       7,276
Funds from operations per share, diluted......................                  2.16           1.93        1.91        1.31

DIVIDENDS
Cash distribution per share...................................            $     1.47      $    1.46   $    1.43   $     .60

BALANCE SHEET DATA (DECEMBER 31, 2001, 2000, 1999 and 1998)
Real estate properties, net...................................            $  253,362      $ 210,324   $ 200,415   $ 137,597
Total assets..................................................               266,847        213,775     203,548     142,764
Revolving line of credit......................................                80,000         81,400      69,200       9,000
Bonds payable.................................................                57,475             --          --          --
Total liabilities.............................................               142,978         84,832      72,788      10,765
Total shareholders' equity....................................               123,869        128,943     130,760     131,999

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

OVERVIEW

         The Company was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and leasing such facilities to experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs).

         The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria, from both private prison managers, developers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. On March 16, 2001 and June 28, 2001, the Company acquired the Mountain View Facility and Pamlico Facility, respectively, which are both leased to the State of North Carolina, and operated by the North Carolina Department of Correction. With the exception of the Mountain View Facility and Pamlico Facility, the Company's remaining facilities are privately managed facilities that are leased to and operated by Wackenhut Corrections Corporation ("WCC").

         Substantially all of the Company's revenues are derived from: (i) rents received under triple-net leases of correctional and detention facilities; and
(ii) interest earned from the temporary investment of funds in short-term investments.

         The Company incurs operating and administrative expenses, including compensation expense for its executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors from time to time. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

         The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments, and expects to continue to incur short-term indebtedness and related interest expense. The Company may also incur long-term indebtedness to make acquisitions, and/or refinance correctional facilities currently owned.

         The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Code.

FINANCIAL CONDITION

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

         For the twelve months ended December 31, 2001, rental revenues increased to $27,320,000 from $22,690,000 for the twelve months ended December 31, 2000. The 20% increase in rental revenues resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001. The balance of the increase is primarily due to rent escalations, based on the Consumer Price Index ("CPI"), on the initial facilities acquired at the IPO.

         Depreciation for the twelve months ended December 31, 2001 increased to $6,512,000 from $5,342,000 for the twelve months ended December 31, 2000. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in a 22% increase in depreciation from 2000 to 2001.

         General and administrative expenses for the twelve months ended December 31, 2001 increased 15% to $1,673,000 from $1,450,000 for the twelve months ended December 31, 2000. The increase in general and administrative expense is primarily due to an increase in pension expense associated with the Company's Senior Executive Retirement Plan along with an increase in directors' and officers' insurance.

         Interest expense increased to $10,296,000 for the twelve months ended December 31, 2001 from $7,475,000 for the twelve months ended December 31, 2000. The increase is primarily due to the draw on the Credit Facility in connection with the acquisition of the Mountain View Facility on March 16, 2001 and interest on the Bonds issued by a wholly-owned subsidiary of the Company on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility.

         Net income for the twelve months ended December 31, 2001 increased to $8,950,000 from $8,444,000 for the twelve months ended December 31, 2000.

2000 COMPARED WITH 1999

         For the twelve months ended December 31, 2000, rental revenues increased to $22,690,000 from $20,293,000 for the twelve months ended December 31, 1999. This increase resulted primarily from the acquisition of the Jena Facility in January 2000.

         Depreciation for the twelve months ended December 31, 2000 increased to $5,342,000 from $4,884,000 for the twelve months ended December 31, 1999. This increase resulted primarily from the additional depreciation incurred after the Company's acquisition of the Jena Facility.

         General and administrative expenses for the twelve months ended December 31, 2000 decreased to $1,450,000 from $1,491,000 for the twelve months ended December 31, 1999.

         Interest expense increased to $7,475,000 for the twelve months ended December 31, 2000 from $5,226,000 for the twelve months ended December 31, 1999. This increase resulted primarily from additional borrowings of approximately $12,200,000 associated with the acquisition of the Jena Facility and higher borrowing rates on all outstanding floating rate LIBOR debt associated with the Bank Credit Facility.

         Net income for the twelve months ended December 31, 2000 decreased to $8,444,000 from $8,728,000 for the twelve months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operations. The Company believes that its net cash provided by operations will be sufficient to allow the Company to make distributions necessary to enable the Company to continue to qualify as a REIT. All facilities owned by the Company are leased under triple-net leases, which require the lessees to pay substantially all expenses associated with the operation of such facilities. As a result of these arrangements, the Company does not believe it will be responsible for any major expenses in connection with the facilities during the terms of the leases.

         The Company has a $110 million secured line of credit (the "Bank Credit Facility"), which matures on October 1, 2003. On March 16, 2001, concurrent with the acquisition of the Mountain View Facility, the Company amended its Bank Credit Facility from a total of $100 million, to $110 million. Various covenants were also amended and the interest rate grid applicable to all borrowings was increased by 50 basis points. Additionally, on June 28, 2001, concurrent with the issuance of the Bonds, the Company further amended its Bank Credit Facility. These amendments include an increase in the allowable ratio of total indebtedness to liabilities plus shareholders' equity, an increase in the allowable ratio of non-recourse indebtedness to consolidated total value, and a modification reducing interest rate swap requirements.

         The Bank Credit Facility enables the Company to borrow generally at floating rates based on LIBOR plus the applicable interest rate margin under the Bank Credit Facility; however, it includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn under the Bank Credit Facility, which effectively fixes the interest rate on a significant portion of the borrowings. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of restrictive covenants and other requirements.

         As of December 31, 2001, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at December 31, 2001 is a liability of $3,737,000.

         As of December 31, 2001, $80 million was drawn on the $110 million Bank Credit Facility. As of December 31, 2001, the Company had $30 million available under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All amounts available under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

         The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC, subject to certain limited exceptions, and subject to purchase option time constraints on each specific property.

         WCC's correctional facility operating contract with the California Department of Corrections (the "CDOC") on the McFarland Facility is set to expire on June 30, 2002. WCC has notified the Company that it believes the CDOC may not renew its operating contract due to budgetary constraints. WCC is continuing its efforts to extend the current operating contract with CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. The non-cancelable lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual rent on the McFarland Facility is approximately $731,000.

         The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If after June 30, 2002, the McFarland facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $80 million outstanding, at December 31, 2001, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility.

         In connection with four other facilities leased to WCC which have management contracts between WCC and various governmental agencies expiring in 2002, the Company has been informed by WCC that they expect these contracts will either be renewed or extended prior to their expiration dates.

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

         The following table presents the Company's FFO for the years ended December 31, 2001, 2000 and 1999:

(AMOUNTS IN THOUSANDS)                                                              2001          2000        1999
----------------------                                                              ----          ----        ----
Net Income.................................................................     $   8,950      $   8,444    $   8,728
Real estate depreciation...................................................         6,512          5,342        4,884
                                                                                ---------      ---------    ---------
Funds from operations......................................................     $  15,462      $  13,786    $  13,612
                                                                                ---------      ---------    ---------
Common shares outstanding

    Basic..................................................................         7,140          7,130        7,130
    Diluted................................................................         7,164          7,130        7,130

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

         The Company's interest rate risk is related primarily to the variable rate Bank Credit Facility, which the Company has sought to reduce by entering into the Interest Rate Swaps. The Company is also exposed to market risk from
(i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the Interest Rate Swaps (which the Company does not anticipate), (iii) its ability to refinance its Bank Credit Facility at maturity at market rates and (iv) the impact of interest rate movements on its ability to obtain and maintain adequate financing to fund future acquisitions. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, the Company has entered into the Interest Rate Swaps.

         As of December 31, 2001, $80,000,000 had been drawn on the Bank Credit Facility at an average rate of 7.96% based upon LIBOR plus an applicable margin through January 22, 2002, taking into account the swap agreements described below. No indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of December 31, 2001. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2002 would result in an increase in interest expense for fiscal year 2002 of approximately $140,000.

         The Company's total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility, which was 2.25% at December 31, 2001. The fair value of the interest rate swaps at December 31, 2001 is a liability of $3,737,000.

         The Bonds outstanding at December 31, 2001 of $57,475,000 under the Trust Indenture are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. and bear interest at a fixed rate of 7.15%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements for the year ended December 31, 2001 and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Correctional Properties Trust:

We have audited the accompanying consolidated balance sheets of Correctional Properties Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Correctional Properties Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
     January 14, 2002 (except with respect to the matter discussed in Note 10, as to which the date is January 23, 2002).

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND DECEMBER 31, 2000


(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                     2001             2000
----------------------------------------------------------                                     ----             ----
Assets
Real estate properties, at cost
   Correctional and detention facilities............................................    $     271,990     $      222,440
   Less--accumulated depreciation...................................................          (18,628)           (12,116)
                                                                                        -------------     --------------
      Net real estate properties....................................................          253,362            210,324
Cash and cash equivalents...........................................................            1,429                466
Restricted cash.....................................................................            7,122                 --
Deferred financing costs............................................................            2,355              1,214
Other assets........................................................................            2,579              1,771
                                                                                        -------------     --------------
      Total assets..................................................................    $     266,847     $      213,775
                                                                                        =============     ==============
Liabilities and shareholders' equity
Liabilities
Accounts payable and accrued expenses...............................................    $       5,503     $        1,555
Deferred revenue....................................................................               --              1,877
Bonds payable.......................................................................           57,475                 --
Revolving line of credit............................................................           80,000             81,400
                                                                                        -------------     --------------
      Total liabilities.............................................................          142,978             84,832
                                                                                        -------------     --------------
Commitments and contingencies (note 7)
Shareholders' equity

   Preferred shares, $.001 par value; 50,000,000 shares authorized;
      none outstanding..............................................................               --                --
   Common shares, $.001 par value; 150,000,000 shares
      authorized; 7,145,000 and 7,130,000 shares issued and outstanding.............                7                  7
Capital in excess of par value......................................................          131,470            131,259
Distributions in excess of income...................................................           (3,871)            (2,323)
Accumulated other comprehensive loss................................................           (3,737)                --
                                                                                        -------------     --------------
      Total shareholders' equity....................................................          123,869            128,943
                                                                                        -------------     --------------
   Total liabilities and shareholders' equity.......................................    $     266,847     $      213,775
                                                                                        =============     ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                2001               2000            1999
------------------------------------------------                                ----               ----            ----
Revenues
   Rental..............................................................    $      27,320        $   22,690    $    20,293
   Interest............................................................              111                21             36
                                                                           -------------        ----------    -----------
                                                                                  27,431            22,711         20,329
                                                                           -------------        ----------    -----------

Expenses

   Depreciation........................................................            6,512             5,342          4,884
   General and administrative..........................................            1,673             1,450          1,491
   Interest............................................................           10,296             7,475          5,226
                                                                           -------------        ----------     ----------
                                                                                  18,481            14,267         11,601
                                                                           -------------        ----------     ----------
Net income.............................................................    $       8,950        $    8,444     $    8,728
                                                                           =============        ==========     ==========
Net income per common share:
   Basic ..............................................................    $        1.25        $     1.18     $     1.22
   Diluted.............................................................    $        1.25        $     1.18     $     1.22
Weighted average number of shares outstanding:

   Basic ..............................................................            7,140             7,130          7,130
   Diluted.............................................................            7,164             7,130          7,130


The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(AMOUNTS IN THOUSANDS)

                                                                                       (DISTRIBUTIONS
                                                                                          IN EXCESS
                                                                                         OF INCOME)    ACCUMULATED
                                                     COMMON SHARES         CAPITAL IN    BALANCE OF       OTHER
                                                     -------------          EXCESS OF   UNDISTRIBUTED  COMPREHENSIVE
                                                 SHARES       AMOUNT        PAR VALUE      INCOME          LOSS         TOTAL
                                                 ------       ------        ---------      ------          ----         -----

Balance, December 31, 1998................         7,130      $     7      $130,884     $    1,108          --      $ 131,999
Non-cash compensation charge..............            --           --           228             --          --            228
Net income................................            --           --            --          8,728          --          8,728
Distributions to shareholders.............            --           --            --        (10,195)         --        (10,195)
                                             -----------      -------      --------     ----------      ------      ---------
Balance, December 31, 1999................         7,130            7       131,112           (359)         --        130,760
Non-cash compensation charge..............            --           --           147             --          --            147
Net income................................            --           --            --          8,444          --          8,444
Distributions to shareholders.............            --           --            --        (10,408)         --        (10,408)
                                             -----------      -------      --------     ----------      ------      ---------
Balance, December 31, 2000................         7,130            7       131,259         (2,323)         --        128,943
Exercise of stock options.................            15           --           167             --          --            167
Non-cash compensation charge..............            --           --            44             --          --             44
Cumulative effect of change in
 accounting principle.....................            --           --            --             --      (1,500)        (1,500)
Unrealized loss on derivative instruments.            --           --            --             --      (2,237)        (2,237)
Net income................................            --           --            --          8,950          --          8,950
Distributions to shareholders.............            --           --            --        (10,498)         --        (10,498)
                                             -----------      -------      --------     ----------      ------      ---------
Balance, December 31, 2001................         7,145      $     7      $131,470     $   (3,871)    $(3,737)     $ 123,869
                                             ===========      =======      ========     ==========     ========     =========




The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(AMOUNTS IN THOUSANDS)                                                          2001           2000             1999
----------------------                                                          ----           ----             ----
Cash flows from operating activities
   Net income..........................................................    $   8,950      $    8,444      $     8,728
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation of real estate properties...........................        6,512           5,342            4,884
      Other amortization...............................................        1,026             587              668
      Changes in assets and liabilities:
       Other assets....................................................       (1,091)          (413)            (610)
       Accounts payable and accrued expenses...........................          211           (344)            1,238
       Deferred revenue................................................       (1,877)            188              585
                                                                           ----------     ----------      -----------
         Net cash provided by operating activities.....................       13,731          13,804           15,493
                                                                           ---------      ----------      -----------
Net cash used in investing activities
   Acquisition of real estate properties...............................      (49,550)       (15,251)         (67,702)
                                                                           ---------      ---------       ----------
Cash flows from financing activities
   Distributions to shareholders.......................................      (10,498)       (10,408)         (10,195)
   Proceeds from exercise of stock options.............................          167              --               --
   (Repayments) borrowings under revolving line of credit..............       (1,400)         12,200           60,200
   Proceeds from issuance of bonds.....................................       57,535              --               --
   Repayments on bonds.................................................          (60)             --               --
   Restricted cash.....................................................       (7,122)             --               --
   Deferred financing costs............................................       (1,840)             --               --
                                                                           ----------     ----------      -----------
       Net cash provided by financing activities.......................       36,782           1,792           50,005
                                                                           ---------      ----------      -----------
       Net increase (decrease) in cash and cash equivalents............          963             345          (2,204)
Cash and cash equivalents, beginning of period.........................          466             121            2,325
                                                                           ---------      ----------      -----------
Cash and cash equivalents, end of period...............................    $   1,429      $      466       $      121
                                                                           =========      ==========      ===========
   Supplemental disclosure:
      Cash paid for interest...........................................    $   8,531      $    6,920       $    1,279
                                                                           =========      ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1. ORGANIZATION AND OPERATIONS

         Correctional Properties Trust (the "Company") was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities. At December 31, 2001, the Company owned thirteen facilities of which eleven were leased to Wackenhut Corrections Corporation (together with its subsidiaries, "WCC") and two were leased to the state of North Carolina. The Company operates in only one segment.

         On April 28, 1998, the Company commenced operations after completing its initial public offering (the "IPO"). Simultaneous with the completion of the IPO, the Company acquired the following eight correctional and detention facilities (the "Initial Facilities"), located in five states with an aggregate design capacity of 3,154 beds, from WCC for an aggregate purchase price of $113,000,000 (collectively, the "Formation Transactions"):

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

         Further, the Company has entered into a Right to Purchase Agreement with WCC, pursuant to which the Company will have the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and WCC), to acquire and leaseback to WCC any future facilities, subject to exception where the sale or transfer of ownership of a facility is previously restricted and subject to purchase option time constraints on each specific property.

         On October 30, 1998, Correctional Properties Trust completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the "Hobbs Facility") for approximately $26,500,000.

         On January 15, 1999, the Company completed the acquisition of the 600-bed expansion of the Hobbs Facility for approximately $20,000,000 and the Lawton Correctional Facility (the "Lawton Facility") for approximately $46,000,000. WCC leased the Lawton Facility and the Hobbs Facility from the Company for the same base rent and escalation percentage as the Initial Facilities for an initial term of ten years, with three additional renewal options for terms of five years each. The renewal terms are to be determined by fair market rental rates.

         On January 7, 2000, the Company purchased the Jena Juvenile Justice Center (the "Jena Facility") from WCC for approximately $15,300,000 using proceeds available under the Bank Credit Facility. WCC has leased the 276-bed facility located in Jena, Louisiana at an initial lease rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the Company without regard for occupancy. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's pledge pool Borrowing Base described in the Bank Credit Facility.

         On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the "Mountain View Facility") in Spruce Pine, North Carolina, for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $3,069,700. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina's option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000 and for predetermined declining amounts at the end of each subsequent lease year. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The results of operations of the Mountain View Facility have been included in the Company's consolidated financial statements from the date of acquisition. The Company acquired the Mountain View Facility using the proceeds under the Bank Credit Facility, which was amended to a total capacity of $110,000,000.

         On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties North Carolina Prison Finance LLC ("CP North Carolina"), a newly formed and wholly owned subsidiary of the Company. Concurrently, the Company refinanced the Mountain View Facility using a portion of the proceeds from the issuance of $57,535,000 of Taxable Mortgage Revenue Bonds, Series 2001 (the "Bonds")(See Note 4. Bonds). This refinancing included repayment of the proceeds drawn under the Bank Credit Facility to purchase the Mountain View Facility.

         On June 28, 2001, CP North Carolina acquired the Pamlico Correctional Facility (the "Pamlico Facility") in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates in accordance with increases in the CPI, with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $2,958,800. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina's option. The State of North Carolina has an option to acquire the facility in August 2004, for approximately $25,230,000. At the end of each lease year thereafter, it has an option to purchase the facility for a predetermined declining amount. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The acquisition has been accounted for under the purchase method of accounting. The Company acquired the Pamlico Facility using a portion of the proceeds from the issuance of the Bonds (See Note 4. Bonds).

         CP North Carolina, which is a fully consolidated entity of the Company for financial reporting purposes, is a Delaware limited liability company formed solely to issue the Bonds and acquire and own the Mountain View and Pamlico Facilities. CP North Carolina's assets and credit are not available to pay the debts or obligations of any other entity. The Bonds are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. Therefore, CP North Carolina and its sole member, CPT Operating Partnership L.P., are not liable on account of any deficiency in the event that the Trust Estate created under the Trust Indenture for the Bonds is insufficient to repay the Bonds or the other obligations of CP North Carolina under the Bond Documents. As the sole member of CP North Carolina, CPT Operating Partnership L.P. will have availability on a quarterly basis of distributions of remaining revenue proceeds of CP North Carolina, after payment of principal and interest on the bonds, and funding of any deficiencies in the various funds required under the Trust Indenture.

         The following unaudited pro forma summary presents the consolidated statements of income as if the Mountain View and Pamlico acquisitions and the issuance of the Bonds had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results that may occur in the future. The pro forma amounts give effect to adjustments for the rental income, depreciation, interest expense, and amortization of deferred finance costs.

                                                                                              YEAR ENDED
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                               DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                               -----------------      -----------------
Revenues...................................................................       $      29,708          $     29,217
Net Income.................................................................               9,063                 8,876
Net Income Per Common Share....
   Basic...................................................................       $        1.27          $       1.24
                                                                                  =============          ============
   Diluted.................................................................       $        1.27          $       1.24
                                                                                  =============          ============

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

RESTRICTED CASH

         Restricted cash consists of restrictive funds held by the Trustee under the indenture agreement in connection with the Bonds. Included in restricted cash is a debt service reserve fund requirement equal to $5,753,500, which represents 10% of the initial principal amounts of the Bonds. The debt service reserve fund may be used to pay principal of and interest on the Bonds in the event there should be insufficient funds to pay the principal and interest. The debt service reserve fund requirement must be maintained throughout the life of the Bonds and was required in order to obtain the bond insurance policy and credit rating on the Bonds.

DEFERRED FINANCING COSTS

         Deferred financing costs, which include costs of the Bank Credit Facility and the Bonds, are being amortized on a straight-line basis over the respective term of the debt. This method approximates the effective interest rate method.

REAL ESTATE PROPERTIES

         Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements.

         As of December 31, 2001 and 2000, the Company had investments in thirteen and eleven leased real estate properties, respectively. Components of these real estate investments at cost are as follows (in thousands):


                                                                               DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                               -----------------      -----------------
Land and land improvements.................................................       $       9,157          $      8,550
Buildings and improvements.................................................             262,833               213,890
                                                                                  -------------          ------------
                                                                                  $     271,990          $    222,440
                                                                                  =============          ============

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

LEASES AND RENTAL INCOME

         All leases are accounted for as operating leases. Lease revenue is recognized on a straight-line basis over the lease term including the impact of the scheduled rent increases for any leases which are determinable in amount at the inception of the lease. Deferred revenue represents monthly rent received in advance from WCC. Any increases in the lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. The annual minimum rent to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 2001 is as follows (in thousands):

FISCAL YEAR                                                                                        ANNUAL RENT
-----------                                                                                        -----------

2002....................................................................................      $         29,207
2003....................................................................................                29,493
2004....................................................................................                29,789
2005....................................................................................                30,095
2006....................................................................................                30,413
Thereafter..............................................................................                54,487
                                                                                              ----------------
                                                                                              $        203,484
                                                                                              ================

FEDERAL INCOME TAXES

         The Company sought qualification as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code commencing with its taxable period ended December 31, 1998 and each subsequent year. The Company intends to continue to seek to qualify as a REIT in future years. As a result, management believes the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

         If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income. Such an event could materially affect the Company's net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2001, 2000 and 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, accounts payable and accrued expenses, and the revolving line of credit approximate fair value. The fair value of the Company's interest rate swaps at December 31, 2001 is a liability of approximately $3,737,000 and is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet.

INTEREST RATE SWAPS

         The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of December 31, 2001, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption.

         The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $3,737,000 at December 31, 2001 which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss.

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

         The credit exposure that results from the Company's interest rate swaps is represented by the fair value of the swaps as of the reporting date.

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

COMPREHENSIVE INCOME

The components of the Company's comprehensive income are as follows (dollars in thousands):

                                                                     YEAR ENDED         YEAR ENDED              YEAR ENDED
                                                                    DECEMBER 31,       DECEMBER 31,            DECEMBER 31,
                                                                        2001               2000                    1999
                                                                        ----               ----                    ----

    Net income................................................       $  8,950           $   8,444              $  8,728
    Cumulative effect of change in accounting principle.......        (1,500)                  --                    --
    Unrealized loss on derivative instruments.................        (2,237)                  --                    --
                                                                     --------           ---------              --------
    Comprehensive income......................................       $  5,213           $   8,444              $  8,728
                                                                     ========           =========              ========


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. The Company does not believe there will be an impact to its financial position, results of operations or cash flows upon adoption.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption.

3. BANK CREDIT FACILITY

         The Company currently has a $110 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of correctional and detention facilities from WCC and others, to expand current facilities and for general working capital requirements.

         The Company's ability to borrow under the Bank Credit Facility, which matures on October 1, 2003, is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.5 times Adjusted EBITDA (as defined in the Bank Credit Facility). Additionally, the Bank Credit Facility is secured by eleven of the Company's thirteen facilities at December 31, 2001. As of December 31, 2001, $80,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 7.96% based upon LIBOR plus an applicable margin taking into account the swap agreements.

         As of December 31, 2001, the Company had $30 million available under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All amounts available under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

         The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility which was 2.25% at December 31, 2001. The Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%. The fair value of the interest rate swaps at December 31, 2001 is a liability of $3,737,000.

         WCC's correctional facility operating contract with the California Department of Corrections (the "CDOC") on the McFarland Facility is set to expire on June 30, 2002. WCC has notified the Company that it believes the CDOC may not renew its operating contract due to budgetary constraints. WCC is continuing its efforts to extend the current operating contract with CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. The non-cancelable lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual rent on the McFarland Facility is approximately $731,000.

         The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If after June 30, 2002, the McFarland facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $80 million outstanding, at December 31, 2001, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility.

         WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's pledge pool Borrowing Base described in the Bank Credit Facility.

4. BONDS

         On June 28, 2001, CP North Carolina, which is a fully consolidated entity of the Company for financial reporting purposes, issued $57,535,000 in Taxable Mortgage Revenue Bonds, Series 2001. The proceeds from the Bonds were used to complete the acquisition of the Pamlico Facility, to refinance the Mountain View Correctional Facility, provide a debt service reserve fund of approximately $5,754,000, establish a working capital fund of $750,000, and pay the costs of the transaction, including the one time premium for a bond insurance policy. The Bonds, which have a fixed-rate coupon of 7.15%, were privately placed at par value on a negotiated basis to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933.

         Quarterly payments of principal and interest on the Bonds began in October 2001, with the final payment due in January 2017. The Bonds are non-recourse obligations and are secured by a deed of trust and a security agreement on the Mountain View Facility and Pamlico Facility, as well as an assignment to a trustee of the lease payments to be made by the State of North Carolina under each of the facility leases. The scheduled annual principal payments due on the bonds as of December 31, 2001 is as follows (in thousands):

                                                                                                    SCHEDULED
FISCAL YEAR                                                                                    PRINCIPAL PAYMENTS
-----------                                                                                    ------------------

2002....................................................................................      $            695
2003....................................................................................                   925
2004....................................................................................                 1,185
2005....................................................................................                 1,490
2006....................................................................................                 1,840
Thereafter..............................................................................                51,340
                                                                                              ----------------
                                                                                              $         57,475
                                                                                              ================

         In the event of the exercise of the purchase option on the Mountain View Facility, and/or the Pamlico Facility by the State of North Carolina prior to January of 2017 as provided in the respective leases, CP North Carolina is obligated to redeem all or a portion of the Bonds at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued interest to the redemption date. If both of the Mountain View and Pamlico Facilities are purchased, CP North Carolina is obligated to redeem all of the Bonds. If only one of the Mountain View or Pamlico Facilities is purchased, CP North Carolina is obligated to redeem a principal amount of Bonds equal to the purchase price of the facility purchased, net of closing costs, pro rations and adjustments.

5. SHARE OPTION AND INCENTIVE PLANS

         The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as trustees.

         In conjunction with the IPO, the Company granted options with respect to an aggregate of 590,000 common shares to officers, employees and trustees. The exercise price for such options is the IPO price of $20.00. The term of such options is ten years from the date of grant. In general, one-fourth of the aggregate of 565,000 options granted to executive officers and employees vested immediately and the remaining shares vested ratably on the first, second, and third anniversary of the date of grant, respectively. The options granted to the non-employee trustees in the aggregate of 25,000 shares vested in full at the date of grant. The value of options granted to non-employees in the aggregate of 240,000 shares is being charged to compensation expense over the life of the options. The amount of related compensation expense recognized during the year ended December 31, 2001, 2000 and 1999, respectively, was approximately $44,000, $147,000 and $228,000.

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

         On January 17, 2001, the Company granted 50,000 options for common shares to officers and employees and 16,000 options for common shares to non-employee trustees. Such options were granted at an exercise price of $11.00 per share, the fair market value of a share at the date of the grant. In addition, on May 29, 2001, the Company granted 5,000 options at an exercise price of $12.62 per share, which was the fair market value of a share at the date of grant, to an officer of the Company. The term of these options is ten years from the date of grant. The options granted to officers vest immediately as to one-fourth of the shares subject thereto and vest ratably as to the remaining shares on the first, second and third anniversaries of the grant date. The options granted to the trustees vested in full on the date of the grant.

         A summary of the status of the Company's stock option plans, including their weighted average option exercise price, as of December 31, 2001, 2000 and 1999, respectively, is presented below:

                                                    2001                      2000                         1999
                                           -----------------------   ------------------------   --------------------------
                                                         WEIGHTED-                  WEIGHTED-                     WEIGHTED-
                                                         AVERAGE                    AVERAGE                       AVERAGE
                                                         EXERCISE                   EXERCISE                      EXERCISE
                                           SHARES         PRICE      SHARES          PRICE      SHARES             PRICE
                                           ------        --------    ------         --------    ------            --------
Outstanding at beginning of year.......... 757,000        $18.55    651,000         $19.75       590,000          $20.00
Options granted...........................  71,000        $11.11    106,000         $11.19        61,000          $17.31
Options exercised......................... (15,000)       $11.13         --             --            --              --
Options forfeited......................... (51,250)       $12.01         --             --            --              --
                                           -------        ------    -------         ------       -------         -------
Outstanding at end of year................ 761,750        $18.44    757,000         $18.55       651,000          $19.75
                                           =======        ======    =======         ======       =======          ======
Exercisable at end of year................ 703,000        $18.98    525,750         $19.16       334,750          $19.78

         Significant option groups outstanding at December 31, 2001, and related weighted average price and life information, are as follows:

                                                      EXERCISE PRICE/                    EXERCISE PRICE/
                                                     WEIGHTED AVERAGE                   WEIGHTED AVERAGE    REMAINING LIFE
                 GRANT DATE          OUTSTANDING      EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE       OUTSTANDING
                 ----------          -----------     ----------------    -----------    ----------------    --------------

                   4/28/98             587,500            $20.00           587,500           $20.00            6.3 years
                   1/21/99              57,250            $17.31            49,750           $17.31            5.7 years
                   4/25/00              66,000            $11.19            41,000           $11.19            8.3 years
                   1/17/01              46,000            $11.00            23,500           $11.00            9.1 years
                   5/29/01               5,000            $12.62             1,250           $12.62            9.4 years
                                       -------                            --------
                                       761,750            $18.44           703,000           $18.98
                                       =======                            ========

         As of December 31, 2001, the Company had options with respect to an aggregate of 68,250 common shares available for grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. Using the Black-Scholes option-pricing model, the Company's pro forma net income, pro forma net income per share and weighted average fair value of options granted, with related assumptions, are as follows:


                                                                         2001                2000                1999
                                                                         ----                ----                ----
Pro forma net income (in thousands)...........................        $   8,871       $     8,239       $       8,512
Pro forma basic earnings per share............................             1.24              1.16                1.19
Pro forma diluted earnings per share..........................             1.24              1.16                1.19
Weighted average fair value of options granted................             0.17              0.04                0.51
Risk-free interest rate.......................................             5.00%             6.50%               4.69%
Expected life (years).........................................               10                10                  10
Expected volatility...........................................             21.3%             11.8%               13.9%
Quarterly dividend rate.......................................             13.2%            12.51%                8.1%

6. EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares after considering additional dilution. The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except per share data):

                                                                     YEAR ENDED         YEAR ENDED              YEAR ENDED
                                                                    DECEMBER 31,       DECEMBER 31,            DECEMBER 31,
                                                                        2001               2000                    1999
                                                                        ----               ----                    ----
    Net income................................................       $  8,950           $   8,444              $  8,728
    Weighted average shares--basic............................          7,140               7,130                 7,130
    Per share--basic..........................................       $   1.25           $    1.18             $    1.22
    Effect of dilutive stock options..........................             24                  --                    --
    Weighted average shares--diluted..........................          7,164               7,130                 7,130
    Per share--diluted........................................       $   1.25           $    1.18              $   1.22


         As of December 31, 2001, outstanding options to purchase 644,750 shares of the Company's stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2008 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

         As of December 31, 2000, outstanding options to purchase 757,000 shares of the Company's stock, with exercise prices ranging from $11.19 to $20.00 per share and expiration dates between 2008 and 2010, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

         As of December 31, 1999, outstanding options to purchase 651,000 shares of the Company's stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2008 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         The nature of the Company's business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no known pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

LEASE COMMITMENTS

         The Company leases office space and data processing equipment under non-cancelable operating leases expiring through 2005. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $42,000, $42,000, and $43,000
respectively.

         The minimum commitments under these obligations are as follows:

YEAR                                                                           MINIMUM COMMITMENT
----                                                                           ------------------

2002............................................................................   $      43,000
2003............................................................................          45,000
2004............................................................................          47,000
2005............................................................................          20,000
2006 and thereafter.............................................................              --
                                                                                   -------------
Total...........................................................................   $     155,000
                                                                                   =============

8. SAVINGS AND RETIREMENT PLANS

         The Company has a 401(k) retirement plan (the "401(k) Plan") covering all of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 15% of their compensation to the 401(k) Plan. Contributions of participants are not matched by the Company. For the years ended December 31, 2001, 2000 and 1999, the Company incurred costs of approximately $1,000, $1,200 and $1,200 respectively, in connection with the 401(k) Plan.

         The Board of Trustees approved and adopted a Senior Executive Retirement Plan. The Chief Executive Officer of the Company is currently the only eligible participant. For the years ended December 31, 2001, 2000 and 1999, the Company recorded pension expense of approximately $100,000, $0 and $0, respectively.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE
   DATA)

                                                                               AS OF OR FOR THE PERIOD ENDED:
                                                                --------------------------------------------------------
                                                                  1ST               2ND             3RD            4TH
                                                                QUARTER           QUARTER         QUARTER        QUARTER
                                                                -------           -------         -------        -------
2001
----

Real estate properties, net..........................          $234,167          $256,929        $255,146         $253,362
Total assets.........................................           237,911           268,981         269,196          266,847
Revenue..............................................             5,824             6,622           7,489            7,496
Net income...........................................             2,112             2,214           2,305            2,319
Net income per share, diluted........................              0.30              0.31            0.32             0.32
Funds from operation.................................             3,487             3,784           4,088            4,103
Cash distribution per share..........................             0.365             0.365           0.365            0.375

2000
----

Real estate properties, net..........................          $214,396          $213,059        $211,722         $210,324
Total assets.........................................           217,530           216,178         216,873          213,775
Revenue..............................................             5,649             5,685           5,684            5,693
Net income...........................................             2,231             2,147           2,035            2,031
Net income per share, diluted........................              0.31              0.30            0.29             0.28
Funds from operation.................................             3,562             3,484           3,372            3,368
Cash distribution per share..........................             0.365             0.365           0.365            0.365


10. SUBSEQUENT EVENTS

         On January 23, 2002, the Board of Trustees declared a distribution of $0.40 per share for the quarter ended December 31, 2001, to shareholders of record on February 15, 2002. The distribution will be paid on March 5, 2002 and represents a distribution for the period from October 1, 2001 through December 31, 2001.

                                    PART III

         The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is set forth in the definitive Proxy Statement of the Company relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

         Correctional Properties Trust Consolidated Financial Statements:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets at December 31, 2001 and  December 31, 2000

         Consolidated Statement of Income for the years ended December 31, 2001 and December 31, 2000 and December 31, 1999

         Consolidated Statement of Shareholders Equity for years ended December 31, 2001 and December 31, 2000 and December 31, 1999

         Consolidated Statement of Cash Flows for the years ended December 31, 2001 and December 31, 2000 and December 31, 1999

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

Date:  March 26, 2002                     CORRECTIONAL PROPERTIES TRUST
                                          (Registrant)

                                          By: /s/ Charles R. Jones
                                             ---------------------------------
                                                  Charles R. Jones
                                                  Chief Executive Officer,
                                                  President and Trustee


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles R. Jones as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf by the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                        TITLE                                        DATE
                ---------                                        -----                                        ----
/s/ DR. GEORGE C. ZOLEY                              Chairman of the Board                                March 26, 2002
--------------------------------------------
Dr. George C. Zoley

/s/ RICHARD R. WACKENHUT                             Vice-Chairman of the Board                           March 26, 2002
--------------------------------------------
Richard R. Wackenhut

/s/ GEORGE R. WACKENHUT                              Trustee                                              March 23, 2002
--------------------------------------------
George R. Wackenhut

/s/ ANTHONY P. TRAVISONO                             Trustee                                              March 25, 2002
--------------------------------------------
Anthony P. Travisono

                                                     Trustee                                              March   , 2002
--------------------------------------------
Clarence E. Anthony

/s/ ROBERT R. VEACH, JR.                             Trustee                                              March 24, 2002
--------------------------------------------
Robert R. Veach, Jr.

/s/ JAMES D. MOTTA                                   Trustee                                              March 25, 2002
--------------------------------------------
James D. Motta

/s/ WILLIAM M. MURPHY                                Trustee                                              March 26, 2002
--------------------------------------------
William M. Murphy

/s/ DAVID J. OBERNESSER                              Vice President, Chief Financial Officer,             March 26, 2002
--------------------------------------------         Secretary, Treasurer and Chief Accounting Officer
David J. Obernesser

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

10.1 Agreement of Limited Partnership of Correctional Properties Trust Operating Limited Partnership L.P. (3)

10.2 Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

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

10.9              Correctional Properties Trust 2000 Stock Option Plan (6)+

10.10 Agreement of Sale and Purchase dated October 30, 1998 between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.11 Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership, L.P., Correctional Properties Trust, NationsBank, N.A., NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time (5)

10.11(a) Amendment Agreement No. 1 to Credit Agreement, dated March 10, 2000, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (8)

10.11(b) Amendment Agreement No. 2 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

NUMBER                       DESCRIPTION OF EXHIBITS
------                       -----------------------

10.11(c) Amendment Agreement No. 3 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

10.11(d) Amendment Agreement No. 4 to Credit Agreement, dated June 28, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (10)

10.12 Agreement of Sale and Purchase dated January 15, 1999 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.13 Agreement of Sale and Purchase dated January 7, 2000 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.14 The Agreement of Sale dated March 1, 2001 (Mountain View Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership, L.P., a Delaware limited partnership (9)

10.15 The Agreement of Sale dated March 10, 2001 (Pamlico Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership, L.P., a Delaware limited partnership (10)

21.1              List of Subsidiaries of Correctional Properties Trust (4)

23.1              Consent of Arthur Andersen LLP*

99.1              Press Release dated March 11, 2002*

99.2              Letter regarding representations from Arthur Andersen LLP*

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

NUMBER                       DESCRIPTION OF EXHIBITS
------                       -----------------------

(6) Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed with the Commission on March 30, 2000.

(7) Incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999 filed with the Commission on March 31, 2000.

(8) Incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

(9) Incorporated by reference to Registrant's Form 8-K filed with the Commission on April 2, 2001.

(10) Incorporated by reference to Registrant's Form 8-K filed with the Commission on July 13, 2001.