Form 10-Q
period 2002-03-31
CORRECTIONAL PROPERTIES TRUST
filed 2002-05-15
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002

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

                                    7,173,250
               (Outstanding shares of the issuer's common shares,
                 $0.001 Par value per share, as of May 13, 2002)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

         a)          Consolidated Balance Sheets
                     as of March 31, 2002 and December 31, 2001...........................................         3

         b)          Consolidated Statements of Income
                     for the three months ended March 31, 2002 and 2001...................................         4

         c)          Consolidated Statements of Cash Flows
                     for the three months ended March 31, 2002 and 2001...................................         5

         d)          Notes to Consolidated Financial Statements...........................................         6

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............................................        11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................        14

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................................................        16

         Item 2.  Changes in Securities and Use of Proceeds...............................................        16

         Item 3.  Defaults upon Senior Securities.........................................................        16

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................        16

         Item 5.  Other Information.......................................................................        16

         Item 6.  Exhibits................................................................................        16

SIGNATURE            .....................................................................................        17


                         PART I - FINANCIAL INFORMATION

Item I - Financial Statements.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)


                                                                     March 31,         December 31,
                                                                        2002               2001
                                                                     ---------         ------------
ASSETS
REAL ESTATE PROPERTIES, AT COST
   CORRECTIONAL AND DETENTION FACILITIES ..................          $ 271,990           $ 271,990
   LESS - ACCUMULATED DEPRECIATION ........................            (20,411)            (18,628)
                                                                     ---------           ---------
      NET REAL ESTATE PROPERTIES ..........................            251,579             253,362
CASH AND CASH EQUIVALENTS .................................              5,065               1,429
RESTRICTED CASH ...........................................              7,151               7,122
DEFERRED FINANCING COSTS ..................................              2,189               2,355
OTHER ASSETS ..............................................              2,691               2,579
                                                                     ---------           ---------
      TOTAL ASSETS ........................................          $ 268,675           $ 266,847
                                                                     =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..................          $   4,696           $   5,503
   DEFERRED REVENUE .......................................              1,934                  --
   BONDS PAYABLE ..........................................             57,315              57,475
   REVOLVING LINE OF CREDIT ...............................             80,000              80,000
                                                                     ---------           ---------
   TOTAL LIABILITIES ......................................            143,945             142,978
                                                                     ---------           ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   PREFERRED SHARES, $.001 PAR VALUE;
   50,000,000 SHARES AUTHORIZED;
      NONE OUTSTANDING ....................................                 --                  --
   COMMON SHARES, $.001 PAR VALUE;
   150,000,000 SHARES AUTHORIZED;
      7,173,250 and 7,145,000 SHARES ISSUED AND OUTSTANDING                  7                   7
   CAPITAL IN EXCESS OF PAR VALUE .........................            131,854             131,470
   BALANCE OF UNDISTRIBUTED INCOME ........................             (4,292)             (3,871)
   ACCUMULATED OTHER COMPREHENSIVE LOSS ...................             (2,839)             (3,737)
                                                                     ---------           ---------
      TOTAL SHAREHOLDERS' EQUITY ..........................            124,730             123,869
                                                                     ---------           ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........          $ 268,675           $ 266,847
                                                                     =========           =========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                      March 31,       March 31,
                                                        2002            2001
                                                      --------        ---------
REVENUES
   RENTAL ...................................          $7,467          $5,821
   INTEREST .................................              41               3
                                                       ------          ------
                                                        7,508           5,824
                                                       ------          ------
EXPENSES
   DEPRECIATION .............................           1,783           1,375
   GENERAL AND ADMINISTRATIVE ...............             435             368
   INTEREST .................................           2,842           1,969
                                                       ------          ------
                                                        5,060           3,712
                                                       ------          ------
NET INCOME ..................................          $2,448          $2,112
                                                       ======          ======
NET INCOME PER COMMON SHARE
   BASIC ....................................          $ 0.34          $ 0.30
                                                       ======          ======
   DILUTED ..................................          $ 0.34          $ 0.30
                                                       ======          ======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC ....................................           7,160           7,130
                                                       ======          ======
   DILUTED ..................................           7,206           7,136
                                                       ======          ======





           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)


                                                                   March 31,          March 31,
                                                                     2002               2001
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME ...........................................          $  2,448           $  2,112
   ADJUSTMENTS TO NET INCOME:
   DEPRECIATION OF REAL ESTATE ASSETS ...................             1,783              1,375
   AMORTIZATION .........................................               280                199
   CHANGES IN ASSETS AND LIABILITIES:
   OTHER ASSETS .........................................              (184)               (79)
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES ................                91               (718)
   DEFERRED REVENUE .....................................             1,934                  9
                                                                   --------           --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .........             6,352              2,898
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
   ACQUISITION OF REAL ESTATE INVESTMENTS ...............                --            (25,218)
                                                                   --------           --------
      NET CASH USED IN INVESTING ACTIVITIES .............                --            (25,218)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID .......................................            (2,869)            (2,602)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS ..............               384                 --
   BORROWINGS UNDER LINE OF CREDIT ......................                --             25,300
   REPAYMENTS ON BONDS ..................................              (160)                --
   RESTRICTED CASH ......................................               (29)                --
   DEFERRED FINANCING COSTS .............................               (42)              (625)
                                                                   --------           --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (2,716)            22,073
                                                                   --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....             3,636               (247)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ............             1,429                466
                                                                   --------           --------
CASH AND CASH EQUIVALENTS, END OF QUARTER ...............          $  5,065           $    219
                                                                   ========           ========
SUPPLEMENT DISCLOSURE:
   CASH PAID FOR INTEREST ...............................          $  2,553           $  1,881
                                                                   ========           ========




           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

1. GENERAL

The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424 (b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein and the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. There was no impact to the Company's financial position, results of operations or cash flows upon adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. There was no impact to the Company's financial position, results of operations or cash flows upon adoption

3. INTEREST RATE SWAP AGREEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of March 31, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges.

The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $2.8 million as of March 31, 2002, which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption, January 1, 2001.

4. BANK CREDIT FACILITY

The Company currently has a $110 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of correctional and detention facilities from Wackenhut Corrections Corporation ("WCC") and others, to expand current facilities and for general working capital requirements.

The Company's ability to borrow under the Bank Credit Facility, which matures on October 1, 2003, is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.5 times Adjusted EBITDA (as defined in the Bank Credit Facility). Additionally, the Bank Credit Facility is secured by eleven of the Company's thirteen facilities at March 31, 2002. As of March 31, 2002, $80,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 7.93% based upon LIBOR plus an applicable margin taking into account the swap agreements.

As of March 31, 2002, the Company had $30 million available under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All amounts available under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility, which was 2.25% at March 31, 2002. The Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%. The fair value of the interest rate swaps at March 31, 2002 is a liability of $2,839,000.

WCC's correctional facility operating contract with the California Department of Corrections (the "CDOC") on The McFarland Community Correctional Facility (the "McFarland Facility") is set to expire on June 30, 2002. WCC has notified the Company that it believes the CDOC may not renew its operating contract due to budgetary constraints. WCC is continuing its efforts to extend the current operating contract with the CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. The non-cancelable lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $731,000.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If after June 30, 2002, the McFarland Facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $80 million outstanding at March 31, 2002, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility.

WCC does not presently have a correctional facility operating or management contract with a governmental agency for The Jena Juvenile Justice Center (the "Jena Facility"). However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,822,000 (See Note 8:
Subsequent Events).

5. COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income (loss) are as follows (dollars in thousands):


                                                                                  For the Three Months Ended
                                                                                --------------------------------
                                                                                March 31, 2002    March 31, 2001
                                                                                --------------    --------------
Net income ...............................................................          $ 2,448          $ 2,112
Cumulative effect of change in accounting principle (adoption of SFAS 133)               --           (1,500)
Unrealized gain (loss) on derivative instruments .........................              898             (862)
                                                                                    -------          -------
Comprehensive income (loss) ..............................................          $ 3,346          $  (250)
                                                                                    =======          =======


6. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

                                                        For the Three Months Ended
                                                   ---------------------------------------
                                                   March 31, 2002           March 31, 2001
                                                   --------------           --------------
EPS
   Net income .........................                $2,448                    $2,112
                                                       ------                    ------
   Weighted average shares - basic.....                 7,160                     7,130
                                                       ------                    ------
   Per share - Basic ..................                $ 0.34                    $ 0.30
                                                       ======                    ======
   Effect of dilutive stock options....                    46                         6
                                                       ------                    ------
   Weighted average shares - diluted...                 7,206                     7,136
                                                       ------                    ------
   Per share - Diluted ................                $ 0.34                    $ 0.30
                                                       ======                    ======


As of March 31, 2001, outstanding options to purchase 641,000 shares of the Company's stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2008 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

As of March 31, 2002, outstanding options to purchase 587,500 shares of the Company's stock, having an exercise price of $20.00 per share and expiration dates of 2008, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

7. ACQUISITIONS

On March 16, 2001 and June 28, 2001, the Company acquired the Mountain View Correctional Facility (the "Mountain View Facility") in Spruce Pine, North Carolina and the Pamlico Correctional Facility (the "Pamlico Facility") in Bayboro, North Carolina, respectively. These acquisitions were financed, which included the repayment of the proceeds drawn under the bank credit agreement to purchase the Mountain View Facility, using proceeds from the issuance on June 28, 2001 of $57,535,000 of Taxable Mortgage Revenue Bonds, Series 2001 (the "Bonds").

The following unaudited pro forma summary presents the consolidated statement of income as if the Mountain View and Pamlico acquisitions and the issuance of the Bonds had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results that may occur in the future. The pro forma amounts give effect to adjustments for the rental income, depreciation, interest expense, and amortization of deferred finance costs.

                                         For Three Months Ended
                                   (In Thousands, Except Share Data)
                                            March 31, 2001
                                   ---------------------------------

Revenues ..................                    $   7,337
Net Income ................                        2,209
Net Income Per Common Share
   Basic ..................                    $    0.31
                                               =========
   Diluted ................                    $    0.31
                                               =========

8. SUBSEQUENT EVENTS

DISTRIBUTION

On April 18, 2002, the Board of Trustees declared a distribution of $0.40 per share for the quarter ended March 31, 2002, to shareholders of record on May 15, 2002. The distribution will be paid on May 31, 2002 and represents a distribution for the period from January 1, 2002 through March 31, 2002.

MERGER BETWEEN THE WACKENHUT CORPORATION AND GROUP 4 FALCK

On March 8, 2002, The Wackenhut Corporation, which is the parent company and 57% owner of WCC, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. The Wackenhut Corporation and WCC are each traded individually on the New York Stock Exchange under the symbols "WAK" and "WHC", respectively. On May 8, 2002, the merger was completed. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. WCC continues to be publicly traded and listed on the NYSE.

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases as of March 31, 2002 is approximately 6.5 years.

AGREEMENT FOR THE SALE OF THE JENA FACILITY AND TERMINATION OF LEASE

On May 14, 2002, the Company announced that it has entered into an Agreement to Purchase and Sell, under which the State of Louisiana is expected to acquire the Jena Juvenile Justice Center (the "Jena Facility") from the Company. The Company will receive net proceeds of $15,500,000 from the sale. The sale is not expected to close until the fourth quarter of 2002

The Company has also entered into a Lease Termination Agreement with WCC, the lessee of the Jena Facility, under which WCC will, conditioned upon the sale of the Jena Facility to the State, make a cash payment of $2,500,000 to the Company as consideration for the Company terminating the existing lease. The Company will receive a total of $18,000,000, including the sale proceeds and lease termination fee.

Under the terms of the Lease Termination Agreement, WCC has agreed to pay to the Company, the difference between $15,500,000 and the expected net proceeds of approximately $14,500,000 to be received by the Company from the State of Louisiana. WCC has also agreed to indemnify the Company against related liabilities and to pay all of the Company's expenses associated with the sale of the Jena Facility to the State. WCC is obligated to pay the Company's expenses, whether or not a closing occurs.

The Company acquired the Jena Facility in January of 2000, for approximately $15,300,000, and then leased it to WCC under the terms of a ten-year, triple-net lease. The current monthly cash lease payment is approximately $152,000, and increases by 4% annually. The net carrying value of the Facility is currently approximately $15,100,000. The lease termination fee will be reported in the Company's earnings in the period during which it is received, along with a gain on the sale of the Jena Facility of approximately $0.3 million.

The Jena Facility, which is not currently housing inmates, was operated by WCC for the State until June 2000, when it was deactivated. WCC has continued to make all lease payments to the Company, and is expected to continue to do so throughout the term of the lease, or until the Jena Facility is sold and the lease is terminated.

The Agreement to Purchase and Sell is subject to certain conditions, including approval by the Louisiana State Legislature of funding for the purchase and operation of the Facility. Except for the obligation of WCC to pay the Company's expenses in connection with the transaction, the termination of the Jena Facility lease under the WCC Lease Termination Agreement becomes effective only at the time the State acquires the Facility.

Correctional Properties Trust currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The sale of the Jena Facility and corresponding Lease Termination Agreement will have no impact on the remaining ten leases with WCC.

The Agreement to Purchase and Sell, and the Lease Termination Agreement are filed as exhibits to this Form 10-Q for the quarterly period ended March 31, 2002.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers and government entities, and the leasing of all such facilities under long-term leases to qualified third-party operators. With the exception of the Mountain View Facility and Pamlico Facility, the Company's remaining facilities are privately managed facilities that are leased to and operated by WCC.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 VS. THREE MONTHS ENDED MARCH 31, 2001

For the three months ended March 31, 2002, rental revenues of $7.5 million were generated from the lease of correctional and detention facilities, representing a 28% increase from the $5.8 million in rental revenue for the three months ended March 31, 2001. The increase resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001,which increased rental revenue by $0.7 million and $0.8 million, respectively. The balance of the increase is primarily due to rent escalations, based on CPI, on certain of the remaining facilities.

Depreciation of real estate properties totaled approximately $1.8 million for the quarter ended March 31, 2002. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in a 30% increase in depreciation from $1.4 million for the three months ended March 31, 2001.

General and administrative expenses incurred during the three months ended March 31, 2002 were approximately $435,000, compared to $368,000 for the three months ended March 31, 2001. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 5.8% of lease revenue for the three months ended March 31, 2002, and approximately 6.3% for the three months ended March 31, 2001.

Interest expense for the three months ended March 31, 2002 was approximately $2.8 million compared to $2.0 million for the three months ended March 31, 2001. The increase is primarily due to the interest on the Bonds issued by a wholly-owned subsidiary of the Company on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility.

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

As of March 31, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at March 31, 2002 is a liability of $2,839,000.

As of March 31, 2002, $80 million was drawn on the $110 million Bank Credit Facility. As of March 31, 2002, the Company had $30 million available under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All amounts available under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

The Company has no commitments with respect to other capital expenditures. The Company has an option to acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC, subject to certain limited exceptions, and subject to purchase option time constraints on each specific property.

WCC's correctional facility operating contract with the California Department of Corrections (the "CDOC") on the McFarland Facility is set to expire on June 30, 2002. WCC has notified the Company that it believes the CDOC may not renew its operating contract due to budgetary constraints. WCC is continuing its efforts to extend the current operating contract with the CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. The non-cancelable lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $731,000.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If after June 30, 2002, the McFarland Facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $80 million outstanding at March 31, 2002, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility.

WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,822,000 (See Note 8 to the Consolidated Financial
Statements: Subsequent Events).

In connection with four other facilities leased to WCC which have management contracts between WCC and various governmental agencies expiring in 2002, the Company has been informed by WCC that they expect these contracts will either be renewed or extended prior to their expiration dates.

The Company expects to meet its long-term liquidity requirements for the funding of real property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code

On March 8, 2002, The Wackenhut Corporation, which is the parent company and 57% owner of WCC, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. The Wackenhut Corporation and WCC are each traded individually on the New York Stock Exchange under the symbols "WAK" and "WHC", respectively. On May 8, 2002, the merger was completed. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. WCC continues to be publicly traded and listed on the NYSE.

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases as of March 31, 2002 is approximately 6.5 years.

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

The following tables present the Company's Funds from Operations for the three months ended March 31, 2002 and March 31, 2001 (in thousands):

                                                 Three Months Ended
                                         -------------------------------------
                                         March 31, 2002         March 31, 2001
                                         --------------         --------------

Net Income ..................                 $2,448                $2,112
Plus real estate depreciation                  1,783                 1,375
                                              ------                ------
Funds from Operations .......                 $4,231                $3,487
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

As of March 31, 2002, $80,000,000 had been drawn on the Bank Credit Facility at an average rate of 7.93% based upon LIBOR plus an applicable margin through April 22, 2002, taking into account the swap agreements described below. No indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of March 31, 2002. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2002 would result in an increase in interest expense for fiscal year 2002 of approximately $140,000.

The Company's total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility, which was 2.25% at March 31, 2002. The fair value of the interest rate swaps at March 31, 2002 is a liability of $2,839,000.

The Bonds outstanding at March 31, 2002 of $57,315,000 under the Trust Indenture are non-recourse to the Company's subsidiary, which is the obligor under the Bonds, and non-recourse to its sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Lease Termination Agreement, dated April 26, 2002, between CPT Operating Partnership LP and Wackenhut Corrections Corporation

10.2 Agreement to Purchase and Sell between CPT Operating Partnership LP and the State of Louisiana

(b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST



/s/ David J. Obernesser
----------------------------------------
David J. Obernesser
Vice President, Chief Financial Officer,
Treasurer & Secretary
Date: May 15, 2002