Form 10-Q
period 2002-06-30
CORRECTIONAL PROPERTIES TRUST
filed 2002-08-14
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2002

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

                                    7,177,250
               (OUTSTANDING SHARES OF THE ISSUER'S COMMON SHARES,
               $0.001 PAR VALUE PER SHARE, AS OF AUGUST 12, 2002)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX


                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
         a)          Consolidated Balance Sheets
                     as of June 30, 2002 and December 31, 2001............................................         3
         b)          Consolidated Statements of Income
                     for the three months ended June 30, 2002 and 2001....................................         4
         c)          Consolidated Statements of Income
                     for the six months ended June 30, 2002 and 2001......................................         5
         d)          Consolidated Statements of Cash Flows
                     for the six months ended June 30, 2002 and 2001......................................         6
         e)          Notes to Consolidated Financial Statements...........................................         7
         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............................................        13
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................        20
PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings.......................................................................        21
         Item 2.  Changes in Securities and Use of Proceeds...............................................        21
         Item 3.  Defaults upon Senior Securities.........................................................        21
         Item 4.  Submission of Matters to a Vote of Security Holders.....................................        21
         Item 5.  Other Information.......................................................................        21
         Item 6.  Exhibits................................................................................        21
SIGNATURE            .....................................................................................        22


                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)

                                                                            June 30,        December 31,
                                                                              2002              2001
                                                                           ---------         ---------
ASSETS
REAL ESTATE PROPERTIES, AT COST
   CORRECTIONAL AND DETENTION FACILITIES ..........................        $ 256,739         $ 256,739
   LESS - ACCUMULATED DEPRECIATION ................................          (21,250)          (17,874)
                                                                           ---------         ---------
      NET REAL ESTATE PROPERTIES ..................................          235,489           238,865
ASSET HELD FOR SALE ...............................................           15,077            15,101
CASH AND CASH EQUIVALENTS .........................................            6,375             1,429
RESTRICTED CASH ...................................................            7,122             7,122
DEFERRED FINANCING COSTS ..........................................            1,982             2,355
OTHER ASSETS ......................................................            2,095             1,975
                                                                           ---------         ---------
      TOTAL ASSETS ................................................        $ 268,140         $ 266,847
                                                                           =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..........................        $   5,148         $   5,503
   DEFERRED REVENUE ...............................................            1,798                --
   LIABILITIES ASSOCIATED WITH ASSET HELD FOR SALE ................           15,352            15,200
   BONDS PAYABLE ..................................................           57,140            57,475
   REVOLVING LINE OF CREDIT (NET OF $15,200 IN ASSET HELD FOR SALE)           64,800            64,800
                                                                           ---------         ---------
   TOTAL LIABILITIES ..............................................          144,238           142,978
                                                                           ---------         ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   PREFERRED SHARES, $.001 PAR VALUE;
   50,000,000 SHARES AUTHORIZED;
      NONE OUTSTANDING ............................................               --                --
   COMMON SHARES, $.001 PAR VALUE;
   150,000,000 SHARES AUTHORIZED;
      7,177,250 and 7,145,000 SHARES ISSUED AND OUTSTANDING .......                7                 7
   CAPITAL IN EXCESS OF PAR VALUE .................................          131,823           131,470
   BALANCE OF UNDISTRIBUTED INCOME ................................           (4,621)           (3,871)
   ACCUMULATED OTHER COMPREHENSIVE LOSS ...........................           (3,307)           (3,737)
                                                                           ---------         ---------
      TOTAL SHAREHOLDERS' EQUITY ..................................          123,902           123,869
                                                                           ---------         ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................        $ 268,140         $ 266,847
                                                                           =========         =========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                              June 30,        June 30,
                                                                2002            2001
                                                              -------         -------
REVENUES
   RENTAL ...........................................          $6,998          $6,110
   INTEREST .........................................              48               6
                                                               ------          ------
                                                                7,046           6,116
                                                               ------          ------
EXPENSES
   DEPRECIATION .....................................           1,688           1,475
   GENERAL AND ADMINISTRATIVE .......................             424             391
   INTEREST .........................................           2,563           2,133
                                                               ------          ------
                                                                4,675           3,999
                                                               ------          ------
INCOME FROM CONTINUING OPERATIONS ...................           2,371           2,117
DISCONTINUED OPERATIONS
      INCOME FROM OPERATIONS OF DISCONTINUED FACILITY             171              97
                                                               ------          ------
NET INCOME ..........................................          $2,542          $2,214
                                                               ======          ======
BASIC AND DILUTED NET INCOME PER COMMON SHARE
   CONTINUING OPERATIONS ............................          $ 0.33          $ 0.30
   DISCONTINUED OPERATIONS ..........................            0.02            0.01
                                                               ------          ------
NET INCOME PER COMMON SHARE .........................          $ 0.35          $ 0.31
                                                               ======          ======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC ............................................           7,175           7,138
                                                               ======          ======
   DILUTED ..........................................           7,231           7,155
                                                               ======          ======



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                               June 30,        June 30,
                                                                 2002            2001
                                                               -------          -------
REVENUES
   RENTAL ...........................................          $13,959          $11,426
   INTEREST .........................................               89                9
                                                               -------          -------
                                                                14,048           11,435
                                                               -------          -------
EXPENSES
   DEPRECIATION .....................................            3,376            2,755
   GENERAL AND ADMINISTRATIVE .......................              859              759
   INTEREST .........................................            5,107            3,777
                                                               -------          -------
                                                                 9,342            7,291
                                                               -------          -------
INCOME FROM CONTINUING OPERATIONS ...................            4,706            4,144
DISCONTINUED OPERATIONS
      INCOME FROM OPERATIONS OF DISCONTINUED FACILITY              284              182
                                                               -------          -------
NET INCOME ..........................................          $ 4,990          $ 4,326
                                                               =======          =======
BASIC NET INCOME PER COMMON SHARE
   CONTINUING OPERATIONS ............................          $  0.66          $  0.58
   DISCONTINUED OPERATIONS ..........................             0.04             0.03
                                                               -------          -------
NET INCOME PER COMMON SHARE .........................          $  0.70          $  0.61
                                                               =======          =======
DILUTED NET INCOME PER COMMON SHARE
   CONTINUING OPERATIONS ............................          $  0.65          $  0.58
   DISCONTINUED OPERATIONS ..........................             0.04             0.03
                                                               -------          -------
NET INCOME PER COMMON SHARE .........................          $  0.69          $  0.61
                                                               =======          =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC ............................................            7,168            7,134
                                                               =======          =======
   DILUTED ..........................................            7,219            7,147
                                                               =======          =======


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)

                                                                   June 30,           June 30,
                                                                     2002               2001
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME ...........................................          $  4,990           $  4,326
   ADJUSTMENTS TO NET INCOME:
   DISCONTINUED OPERATIONS ..............................              (284)              (182)
   DEPRECIATION OF REAL ESTATE ASSETS ...................             3,376              2,755
   AMORTIZATION .........................................               578                451
   CHANGES IN ASSETS AND LIABILITIES NET OF
   EFFECT OF DISCONTINUED OPERATIONS:
   OTHER ASSETS .........................................              (280)              (700)
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES ................                75               (595)
   DEFERRED REVENUE .....................................             1,798                 39
                                                                   --------           --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES OF
       CONTINUING OPERATIONS ............................            10,253              6,094
   NET CASH PROVIDED BY DISCONTINUED OPERATIONS .........               460                237
                                                                   --------           --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ............            10,713              6,331
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
   ACQUISITION OF REAL ESTATE INVESTMENTS ...............                --            (49,550)
                                                                   --------           --------
      NET CASH USED IN INVESTING ACTIVITIES .............                --            (49,550)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID .......................................            (5,740)            (5,211)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS ..............               429                167
   PAYMENT OF SHELF REGISTRATION COSTS ..................               (76)                --
   REPAYMENTS UNDER LINE OF CREDIT ......................                --             (1,100)
   PROCEEDS FROM ISSUANCE OF BONDS ......................                --             57,535
   REPAYMENTS ON BONDS ..................................              (335)                --
   RESTRICTED CASH ......................................                --             (5,806)
   DEFERRED FINANCING COSTS .............................               (45)            (1,840)
                                                                   --------           --------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (5,767)            43,745
                                                                   --------           --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............             4,946                526
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ............             1,429                466
                                                                   --------           --------
CASH AND CASH EQUIVALENTS, END OF QUARTER ...............          $  6,375           $    992
                                                                   ========           ========
SUPPLEMENT DISCLOSURE:
   CASH PAID FOR INTEREST ...............................          $  5,193           $  4,023
                                                                   ========           ========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

1. GENERAL

The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the prospectus filed as a part of the Company's Registration Statement filed on Form S-11 pursuant to Rule 424 (b) of the Securities Act of 1933 (Commission File No. 333-46681) (the "Prospectus"), and the pro forma financial statements and notes thereto included therein and the Company's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001. For long-lived assets to be held and used, SFAS 144 retains the existing requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and revises guidance for assets to be disposed of other than by sale. There was no impact to the Company's financial position, results of operations or cash flows upon adoption

In May 2002, the Company announced that it had entered into an agreement to sell the Jena Juvenile Justice Center (the "Jena Facility")(See Note 8. Agreement for the Sale of the Jena Facility and Termination of Lease). As a result, the Jena Facility will now be classified as an asset held for sale, and the results of operation of the Jena Facility, for current and prior periods, will be reported as discontinued operations. The discontinued operations line item in the consolidated statements of income represents rental income less depreciation and interest expense associated solely with the Jena Facility.

3. INTEREST RATE SWAP AGREEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of June 30, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges.

The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $3.3 million as of June 30, 2002, which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption, January 1, 2001.

4. BANK CREDIT FACILITY

The Company currently has a $110 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of correctional and detention facilities, to expand current facilities and for general working capital requirements.

The Company's ability to borrow under the Bank Credit Facility, which matures on October 1, 2003, is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.5 times Adjusted EBITDA (as defined in the Bank Credit Facility). Additionally, the Bank Credit Facility is secured by eleven of the Company's thirteen facilities at June 30, 2002. As of June 30, 2002, $80,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.01% based upon LIBOR plus an applicable margin taking into account the swap agreements.

As of June 30, 2002, the Company had $30 million available borrowing capacity under its Bank Credit Facility, including $5 million which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility, which was 2.25% at June 30, 2002. The Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%. The fair value of the interest rate swaps at June 30, 2002 is a liability of $3.3 million.

Wackenhut Corrections Corporation's ("WCC") correctional facility operating contract with the California Department of Corrections (the "CDOC") on the 224 bed McFarland Community Correctional Facility (the "McFarland Facility') expired on June 30, 2002. WCC previously notified the Company that it believed the CDOC would not renew its operating contract due to budgetary constraints. However, the Company has been informed by WCC that during the legislative process the budget was revised and the Legislative branch of California's government has included language in the proposed budget to extend the contract on the McFarland Facility. The budget for 2002-03 has been approved by the Senate and is currently being debated in the General Assembly. The proposed budget remains subject to change until approved by the Legislature and the Governor of California. WCC continues to house inmates for the CDOC during this process, and as of August 12, 2002 there were 209 inmates housed in the McFarland Facility. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $743,000.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If the McFarland Facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $80 million outstanding, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility.

WCC does not presently have a correctional facility operating or management contract with a governmental agency for Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,822,000 (See Note 8: Agreement for the Sale of the Jena Facility and Termination of Lease).

5. COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                                                    For the Three Months Ended
                                                                                  ---------------------------------
                                                                                  June 30, 2002       June 30, 2001
                                                                                  -------------       -------------
Net income ...............................................................            $ 2,542             $ 2,214
Unrealized gain (loss) on derivative instruments .........................               (468)                137
                                                                                      -------             -------
Comprehensive income .....................................................            $ 2,074             $ 2,351
                                                                                      =======             =======



                                                                                     For the Six Months Ended
                                                                                  ---------------------------------
                                                                                  June 30, 2002       June 30, 2001
                                                                                  -------------       -------------
Net income ...............................................................            $ 4,990             $ 4,326
Cumulative effect of change in accounting principle (adoption of SFAS 133)                 --              (1,500)
Unrealized gain (loss) on derivative instruments .........................                430                (725)
                                                                                      -------             -------
Comprehensive income .....................................................            $ 5,420             $ 2,101
                                                                                      =======             =======

6. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):


                                                                                     For the Six Months Ended
                                                                                  ---------------------------------
                                                                                  June 30, 2002       June 30, 2001
                                                                                  -------------       -------------
EPS
   Net income ............................................................            $ 2,542             $ 2,214
                                                                                      -------             -------
   Weighted average shares - basic                                                      7,175               7,138
                                                                                      -------             -------
   Per share - Basic .....................................................            $  0.35             $  0.31
                                                                                      =======             =======
   Effect of dilutive stock options ......................................                 56                  17
                                                                                      -------             -------
   Weighted average shares - diluted .....................................              7,231               7,155
                                                                                      -------             -------
   Per share - Diluted ...................................................            $  0.35             $  0.31
                                                                                      =======             =======



                                                                                     For the Six Months Ended
                                                                                  ---------------------------------
                                                                                  June 30, 2002       June 30, 2001
                                                                                  -------------       -------------
EPS
   Net income..............................................................             $ 4,990             $ 4,326
                                                                                        -------             -------
   Weighted average shares - basic.........................................               7,168               7,134
                                                                                        -------             -------
   Per share - Basic.......................................................             $  0.70             $  0.61
                                                                                        =======             =======
   Effect of dilutive stock options........................................                  51                  13
                                                                                        -------             -------
   Weighted average shares - diluted.......................................               7,219               7,147
                                                                                        -------             -------
   Per share - Diluted.....................................................             $  0.69             $  0.61
                                                                                        =======             =======


As of June 30, 2001, outstanding options to purchase 641,000 shares of the Company's stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2008 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

As of June 30, 2002, outstanding options to purchase 587,500 shares of the Company's stock, having an exercise price of $20.00 per share and expiration dates of 2008, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

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

                                                 For the Six Months Ended
                                             (In thousands, except share data)
                                                      June 30, 2001
                                             ---------------------------------
Revenues...................................          $      13,731
Net Income.................................                  4,435
Net Income Per Common Share................
   Basic...................................          $        0.62
                                                     =============
   Diluted.................................          $        0.62
                                                     =============

8. AGREEMENT FOR THE SALE OF THE JENA FACILITY AND TERMINATION OF LEASE

On May 14, 2002, the Company announced that it had entered into an Agreement to Purchase and Sell, under which the State of Louisiana (the "State") is expected to acquire the Jena Facility from the Company. The Company will receive net proceeds of $15,500,000 from the sale. The sale is not expected to close until the fourth quarter of 2002, and is contingent on several events over which the Company has no control.

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

Under the terms of the Lease Termination Agreement, WCC has agreed to pay to the Company, the difference between $15,500,000 and the expected net proceeds of approximately $14,500,000 to be received by the Company from the State. WCC has also agreed to indemnify the Company against related liabilities and to pay all of the Company's expenses associated with the sale of the Jena Facility to the State. WCC is obligated to pay the Company's expenses, whether or not a closing occurs.

The Company acquired the Jena Facility in January of 2000, for approximately $15,300,000, and then leased it to WCC under the terms of a ten-year, triple-net lease. The current monthly cash lease payment is approximately $152,000, and increases by 4% annually. The net carrying value of the Facility is currently approximately $15,100,000. The lease termination fee will be reported in the Company's earnings in the period during which it is received, along with a gain on the sale of the Jena Facility of approximately $0.3 million. Rental revenues included in discontinued operations for the three and six months ended June 30, 2002 and 2001 were $506,000 and $1,012,000, respectively.

The Jena Facility, which is not currently housing inmates, was operated by WCC for the State until June 2000, when it was deactivated. WCC has continued to make all lease payments to the Company, and is expected to continue to do so throughout the term of the lease, or until the Jena Facility is sold and the lease is terminated.

The Agreement to Purchase and Sell is subject to certain conditions and events over which the Company has no control, including approval by the Louisiana State Legislature of funding for the purchase and operation of the Facility. Except for the obligation of WCC to pay the Company's expenses in connection with the transaction, the termination of the Jena Facility lease under the WCC Lease Termination Agreement becomes effective only at the time the State acquires the Facility.

Correctional Properties Trust currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The sale of the Jena Facility and corresponding Lease Termination Agreement will have no impact on the remaining ten leases with WCC.

The Agreement to Purchase and Sell, and the Lease Termination Agreement were filed as exhibits to the Company's Form 10-Q for the quarterly period ended March 31, 2002.

9. MERGER BETWEEN THE WACKENHUT CORPORATION AND GROUP 4 FALCK

On March 8, 2002, The Wackenhut Corporation, which was the parent company and 57% owner of WCC, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. Prior to May 8, 2002, The Wackenhut Corporation and WCC were each traded individually on the New York Stock Exchange under the symbols "WAK" and "WHC", respectively. On May 8, 2002, the merger was completed. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. WCC continues to be publicly traded and listed on the NYSE. Group 4 Falck has announced its intention to explore and possibly pursue various means by which it may divest itself of the 57% ownership interest it now holds in WCC.

Following the merger, George Wackenhut and Richard Wackenhut resigned as members of the WCC Board of Directors, but continue as members of the Board of Trustees of Correctional Properties Trust. In addition, George Zoley, who is Chairman of the Correctional Properties Trust Board of Trustees became Chairman of the WCC Board of Directors.

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases as of June 30, 2002 is approximately 6.25 years.

10. SUBSEQUENT EVENTS

DISTRIBUTION

On July 25, 2002, the Board of Trustees declared a distribution of $0.40 per share for the quarter ended June 30, 2002, to shareholders of record on August 16, 2002. The distribution will be paid on September 3, 2002 and represents a distribution for the period from April 1, 2002 through June 30, 2002.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers, developers and government entities, and the leasing of all such facilities under long-term leases to qualified third-party correctional facility operators. With the exception of the Mountain View Facility and Pamlico Facility, the Company's remaining facilities are privately managed facilities that are leased to and operated by WCC.

Substantially all of the Company's revenues are derived from: (i) rents received under triple net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

The Company incurs operating and administrative expenses including compensation expense for its executive officers and other employees, office rental and related occupancy costs, and various expenses incurred in the process of acquiring additional properties. The Company is self-administered and managed by its executive officers and staff, and does not engage a separate advisor or pay an advisory fee for administrative or investment services, although the Company does engage legal, accounting, tax and financial advisors from time to time, as well as other professionals including architects and engineers. The primary non-cash expense of the Company is depreciation of its correctional and detention facilities.

The Company has leveraged and anticipates having to continue to leverage its portfolio of real estate equity investments. As such the Company expects to continue to incur short-term and long-term indebtedness, and related interest expense and fees. The Company may also incur new long-term indebtedness to make acquisitions, and/or refinance correctional facilities currently owned.

The Company intends to make distributions to its shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Code.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in its financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. Management believes our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2001.

REVENUE RECOGNITION

Lease revenue is recognized on a straight-line basis over the lease term including the impact of scheduled rent increases which are determinable in amount at the inception of the lease. Any increases in lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. Scheduled rent increases which are not determinable at lease inception are dependent upon increases in the Consumer Price Index (CPI).

DEPRECIATION OF REAL ESTATE

Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. Management is required to make subjective evaluations of the estimated useful lives of its properties, which directly impacts the Company's net income.

IMPAIRMENT OF LONG-LIVED ASSETS

Management reviews the recorded value of its real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition. The method used to determine impairment would be undiscounted operating cash flows over the remaining amortization period for the related long-lived assets. The Company would measure impairment as the difference between fair value and the net book value of the related asset. Also, once a facility is deemed held for sale, the results of operation of the facility, for current and prior periods, will be reported as discontinued operations, and its carrying value, which is the lower of its carrying value or fair value less cost to sell, will be separately stated on the balance sheet.

INTEREST RATE SWAPS

In accordance with the Bank Credit Facility, the Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate bank debt obligations. These interest rate swaps exchange floating interest rate LIBOR payments on certain established notional amounts for fixed rate interest payments on the same notional amounts. The Company recognizes its interest rate swap derivatives on the balance sheet at fair value, which is determined by the counter party, as either an asset or a liability. Management of the Company determined the interest rate swaps to be effective cash flow hedges, and therefore, changes in the fair value of these swap agreements are recorded in accumulated other comprehensive loss, which is a component of shareholders' equity.

STOCK OPTIONS

The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. For additional information, please see Note 5 "Share Option and Incentive Plans" in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

In May 2002, the Company announced that it had entered into an agreement to sell the Jena Facility (See Note 8 to the consolidated financial statements. Agreement for the Sale of the Jena Facility and Termination of Lease). As a result, the Jena Facility will now be classified as an asset held for sale, and the results of operation of the Jena Facility, for current and prior periods, will be reported as discontinued operations. The discontinued operations line item in the consolidated statements of income represents rental income less depreciation and interest expense associated solely with the Jena Facility.

THREE MONTHS ENDED JUNE 30, 2002 vs. THREE MONTHS ENDED JUNE 30, 2001

For the three months ended June 30, 2002, rental revenues of $7.0 million were generated from the lease of correctional and detention facilities, representing a 15% increase from the $6.1 million in rental revenue for the three months ended June 30, 2001. The increase resulted primarily from revenue associated with the Pamlico Facility, purchased on June 28, 2001,which increased rental revenue by $0.8 million. The balance of the increase is primarily due to rent escalations, based on CPI, on certain of the remaining facilities.

Depreciation of real estate properties totaled approximately $1.7 million for the quarter ended June 30, 2002. Depreciation associated with the Pamlico Facility resulted in a 14% increase in depreciation from $1.5 million for the three months ended June 30, 2001.

General and administrative expenses incurred during the three months ended June 30, 2002 were approximately $424,000, compared to $391,000 for the three months ended June 30, 2001. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 6.1% of lease revenue for the three months ended June 30, 2002, and approximately 6.4% for the three months ended June 30, 2001.

Interest expense for the three months ended June 30, 2002 was approximately $2.6 million compared to $2.1 million for the three months ended June 30, 2001. The increase is primarily due to the interest on the Bonds issued by a wholly-owned subsidiary of the Company on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility.

Discontinued Operations for the three months ended June 30, 2002 was $0.2 million compared to $0.1 million for the same period in 2001. The increase is primarily due to a decrease in depreciation expense as a result of the Jena Facility no longer being depreciated, effective May 2002, due to the asset being classified as held for sale.

SIX MONTHS ENDED JUNE 30, 2002 vs. SIX MONTHS ENDED JUNE 30, 2001

For the six months ended June 30, 2002, rental revenues of $14.0 million were generated from the lease of correctional and detention facilities, representing a 22% increase from the $11.4 million in rental revenue for the six months ended June 30, 2001. The increase resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001,which increased rental revenue by $0.7 million and $1.6 million, respectively. The balance of the increase is primarily due to rent escalations, based on CPI, on certain of the remaining facilities.

Depreciation of real estate properties totaled approximately $3.4 million for the six months ended June 30, 2002. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in a 23% increase in depreciation from $2.8 million for the six months ended June 30, 2001.

General and administrative expenses incurred during the six months ended June 30, 2002 were approximately $859,000, compared to $759,000 for the six months ended June 30, 2001. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 6.2% of lease revenue for the six months ended June 30, 2002, and approximately 6.6% for the six months ended June 30, 2001.

Interest expense for the six months ended June 30, 2002 was approximately $5.1 million compared to $3.8 million for the six months ended June 30, 2001. The increase is primarily due to the interest on the Bonds issued by a wholly-owned subsidiary of the Company on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility.

Discontinued Operations for the six months ended June 30, 2002 was $0.3 million compared to $0.2 million for the same period in 2001. The increase is primarily due to a decrease in depreciation expense as a result of the Jena Facility no longer being depreciated, effective May 2002, due to the asset being classified as held for sale.

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

As of June 30, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at June 30, 2002 is a liability of $3.3 million.

As of June 30, 2002, $80 million was drawn on the $110 million Bank Credit Facility. As of June 30, 2002, the Company had $30 million available borrowing capacity under its Bank Credit Facility, including $5 million which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

The Company has no commitments with respect to other capital expenditures. The Company has an agreement under which it may acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC, subject to certain limited exceptions, and subject to time constraints on each specific property. Currently there are no WCC properties eligible for purchase pursuant to this agreement.

Wackenhut Corrections Corporation's (WCC) correctional facility operating contract with the California Department of Corrections (the "CDOC") on the 224 bed McFarland Community Correctional Facility (the "McFarland Facility') expired on June 30, 2002. WCC previously notified the Company that it believed the CDOC would not renew its operating contract due to budgetary constraints. However, the Company has been informed by WCC that during the legislative process the budget was revised and the Legislative branch of California's government has included language in the proposed budget to extend the contract on the McFarland Facility. The budget for 2002-03 has been approved by the Senate and is currently being debated in the General Assembly. The proposed budget remains subject to change until approved by the Legislature and the Governor of California. WCC continues to house inmates for the CDOC during this process, and as of August 12, 2002 there were 209 inmates housed in the McFarland Facility. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $743,000.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If the McFarland Facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $80 million outstanding, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility.

WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,822,000 (See Note 8 to the Consolidated Financial
Statements: Agreement for the sale of the Jena Facility and termination of lease).

In connection with four other facilities leased to WCC which have correctional facility operating contracts between WCC and various governmental agencies expiring in 2002, the Company has been informed by WCC that three of the four have been renewed or extended and WCC expects the remaining contract will either be renewed or extended prior to its expiration date.

The Company leases the 300-bed Broward County Work Release Center in Broward County, Florida (the "Broward Facility"), to WCC under the terms of a non-cancelable lease, which expires on April 28, 2008. WCC operates the Broward Facility for the Broward County Board of County Commissioners and the Broward County Sheriff's Department under the terms of a correctional services contract that expires on February 15, 2003. The Broward County Sheriff's Department has advised WCC of the potential for a declining usage of the Broward Facility, and that their correctional services contract may not be renewed following its expiration. Therefore, WCC initiated discussions with the Immigration and Naturalization Service (the "INS"), which has expressed an interest in utilizing some or all of the Broward Facility, depending on availability and INS need. During the interim period, the INS has executed a correctional services management contract with WCC under which the INS will utilize 72 beds in the Broward Facility. The contract was effective on August 1, 2002, and expires on September 30, 2003.

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

On March 8, 2002, The Wackenhut Corporation, which was the parent company and 57% owner of WCC, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. Prior to May 8, 2002, The Wackenhut Corporation and WCC were each traded individually on the New York Stock Exchange under the symbols "WAK" and "WHC", respectively. On May 8, 2002, the merger was completed. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. WCC continues to be publicly traded and listed on the NYSE. Group 4 Falck has announced its intention to explore and possibly pursue various means by which it may divest itself of the 57% ownership interest it now holds in WCC.

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases as of June 30, 2002 is approximately 6.25 years.

On June 12, 2002, the Company filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to Rule 415 under the Securities Act of 1933, as amended, which is now effective. The Company may, from time to time, offer its common shares of beneficial interest, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing (collectively, the "Securities"). The Securities may be offered in amounts, at prices and on terms to be set forth in the prospectus contained in this registration statement, and in one or more supplements to this prospectus, and may only be offered pursuant thereto. This registration statement is intended to provide the Company flexibility to raise up to $250 million from the offering of the Securities, subject to market conditions and capital needs. Net proceeds from the offering may be used by the Company to acquire correctional properties, repay outstanding debt, and for general working capital purposes.

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

The following tables present the Company's Funds from Operations for the three and six months ended June 30, 2002 and June 30, 2001 (in thousands):

                                                                              Three Months Ended
                                                                          ------------------------------
                                                                          June 30, 2002    June 30, 2001
                                                                          -------------    -------------
Net Income ......................................................            $2,542            $2,214
Plus real estate depreciation ...................................             1,688             1,475
Plus real estate depreciation included in Discontinued Operations                32                95
                                                                             ------            ------
Funds from Operations ...........................................            $4,262            $3,784
                                                                             ======            ======



                                                                                 Six Months Ended
                                                                          ------------------------------
                                                                          June 30, 2002    June 30, 2001
                                                                          -------------    -------------
Net Income ......................................................            $4,990            $4,326
Plus real estate depreciation ...................................             3,376             2,755
Plus real estate depreciation included in Discontinued Operations               127               190
                                                                             ------            ------
Funds from Operations ...........................................            $8,493            $7,271
                                                                             ======            ======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and relate to the Company's acquisitions and financing of correctional and detention facilities. The Company is subject to interest rate risk on its existing Bank Credit Facility and any future financing requirements. The Company does not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with the Bank Credit Facility agreement and Board approved policies.

The Company's interest rate risk is related primarily to the variable rate Bank Credit Facility, which the Company has sought to reduce by entering into the interest rate swaps. The Company is also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps (which the Company does not anticipate), (iii) its ability to refinance its Bank Credit Facility at maturity and (iv) the impact of interest rate movements on its ability to obtain and maintain adequate financing to fund future acquisitions. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, the Company has entered into the interest rate swaps.

As of June 30, 2002, $80,000,000 had been drawn on the Bank Credit Facility at an average rate of 8.01% based upon LIBOR plus an applicable margin through October 22, 2002, taking into account the swap agreements described below. No indebtedness under the Bank Credit Facility greater than 120 days in duration existed as of June 30, 2002. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2002 would result in an increase in interest expense for fiscal year 2002 of approximately $140,000.

The Company's total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility, which was 2.25% at June 30, 2002. The fair value of the interest rate swaps at June 30, 2002 is a liability of $3.3 million.

The Bonds outstanding at June 30, 2002 of $57,140,000 under the Trust Indenture are non-recourse to the Company's subsidiary, which is the obligor under the Bonds, and non-recourse to its sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2002, the Company held its 2002 Annual Meeting of Shareholders, at which the Company's Shareholders re-elected each of Richard R. Wackenhut, William M. Murphy and Robert R. Veach, Jr. to a three-year term as Trustees until the 2005 Annual Meeting and until their respective successors have been duly elected and qualified. 6,692,782 shares were cast for the election of Mr. Wackenhut and 81,338 shares were withheld or abstained. 6,706,880 shares were cast for the election of Mr. Murphy and 67,240 shares were withheld or abstained. 6,705,080 shares were cast for the election of Mr. Veach and 69,040 shares were withheld or abstained.

Also, at the 2002 Annual Meeting on April 18, 2002, the Company's shareholders approved the adoption of the Correctional Properties Trust 2002 Stock Option Plan. 4,923,011 shares were cast for the 2002 Stock Option Plan, 1,773,073 shares were voted against, and 78,036 shares were withheld or abstained.

In addition, at the 2002 Annual Meeting on April 18, 2002, the Company's shareholders ratified the actions of the Board of Trustees in appointing the firm of Arthur Andersen LLP to be independent certified public accountants for the fiscal year 2002. 5,994,228 shares were cast for the ratification of Arthur Andersen LLP as the Company's independent certified public accountants, 705,208 shares were voted against, and 74,684 shares were withheld or abstained.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Chief Executive Officer's certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer's certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST



/s/ David J. Obernesser
----------------------------------------
David J. Obernesser
Vice President, Chief Financial Officer,
Treasurer & Secretary
Date: August 14, 2002