Form 10-Q
period 2002-09-30
CORRECTIONAL PROPERTIES TRUST
filed 2002-11-14
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                    7,185,750
               (Outstanding shares of the issuer's common shares,
              $0.001 par value per share, as of November 12, 2002)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements
         a)          Consolidated Balance Sheets
                     as of September 30, 2002 and December 31, 2001.......................................         3
         b)          Consolidated Statements of Income
                     for the three months ended September 30, 2002 and 2001...............................         4
         c)          Consolidated Statements of Income
                     for the nine months ended September 30, 2002 and 2001................................         5
         d)          Consolidated Statements of Cash Flows
                     for the nine months ended September 30, 2002 and 2001................................         6
         e)          Notes to Consolidated Financial Statements...........................................         7
         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............................................        12
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................        21
         Item 4.  Controls and Procedures.................................................................        21

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings.......................................................................        22
         Item 2.  Changes in Securities and Use of Proceeds...............................................        22
         Item 3.  Defaults upon Senior Securities.........................................................        22
         Item 4.  Submission of Matters to a Vote of Security Holders.....................................        22
         Item 5.  Other Information.......................................................................        22
         Item 6.  Exhibits................................................................................        22
SIGNATURE            .....................................................................................        23
CERTIFICATIONS       .....................................................................................     24-25

                         PART I - FINANCIAL INFORMATION

Item I - Financial Statements.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)

                                                                                           September 30,     December 31,
                                                                                               2002              2001
                                                                                               ----              ----
ASSETS
REAL ESTATE PROPERTIES, AT COST
   CORRECTIONAL AND DETENTION FACILITIES................................................    $    256,739     $   256,739
   LESS - ACCUMULATED DEPRECIATION......................................................         (22,939)        (17,874)
                                                                                            ------------     -----------
      NET REAL ESTATE PROPERTIES........................................................         233,800         238,865
ASSET HELD FOR SALE.....................................................................          15,126          15,101
CASH AND CASH EQUIVALENTS...............................................................           7,823           1,429
RESTRICTED CASH.........................................................................           7,138           7,122
DEFERRED FINANCING COSTS................................................................           1,775           2,355
OTHER ASSETS............................................................................           2,188           1,975
                                                                                            ------------     -----------
      TOTAL ASSETS......................................................................    $    267,850     $   266,847
                                                                                            ============     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES................................................    $      5,084     $     5,503
   DEFERRED REVENUE.....................................................................           1,798              --
   LIABILITIES ASSOCIATED WITH ASSET HELD FOR SALE......................................          15,352          15,200
   BONDS PAYABLE .......................................................................          56,965          57,475
   REVOLVING LINE OF CREDIT (NET OF $15,200 IN LIABILITIES ASSOCIATED
      WITH ASSET HELD FOR SALE).........................................................          64,800          64,800
                                                                                            ------------     -----------
   TOTAL LIABILITIES....................................................................         143,999         142,978
                                                                                            ------------     -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   PREFERRED SHARES, $.001 PAR VALUE;
   50,000,000 SHARES AUTHORIZED;
      NONE OUTSTANDING..................................................................              --              --
   COMMON SHARES, $.001 PAR VALUE;
   150,000,000 SHARES AUTHORIZED;
      7,185,250 and 7,145,000 SHARES ISSUED AND OUTSTANDING.............................               7               7
   CAPITAL IN EXCESS OF PAR VALUE.......................................................         131,931         131,470
   DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS......................................          (4,827)         (3,871)
   ACCUMULATED OTHER COMPREHENSIVE LOSS.................................................          (3,260)         (3,737)
                                                                                            -------------    ------------
      TOTAL SHAREHOLDERS' EQUITY........................................................         123,851         123,869
                                                                                            ------------     -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................    $    267,850     $   266,847
                                                                                            ============     ===========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                           September 30,     September 30,
                                                                                               2002              2001
                                                                                               ----              ----
REVENUES
   RENTAL...............................................................................    $      7,013     $     6,931
   INTEREST.............................................................................              57              52
                                                                                            ------------     -----------
                                                                                                   7,070           6,983
                                                                                            ------------     -----------
EXPENSES
   DEPRECIATION.........................................................................           1,688           1,688
   GENERAL AND ADMINISTRATIVE...........................................................             339             419
   INTEREST.............................................................................           2,577           2,659
                                                                                            ------------     -----------
                                                                                                   4,604           4,766
                                                                                            ------------     -----------
INCOME FROM CONTINUING OPERATIONS.......................................................           2,466           2,217
DISCONTINUED OPERATIONS.................................................................
      INCOME FROM OPERATIONS OF DISCONTINUED FACILITY ..................................             199              88
                                                                                            ------------     -----------
NET INCOME..............................................................................    $      2,665     $     2,305
                                                                                            ============     ===========
BASIC AND DILUTED NET INCOME PER COMMON SHARE
   CONTINUING OPERATIONS................................................................    $       0.34     $      0.31
   DISCONTINUED OPERATIONS..............................................................            0.03            0.01
                                                                                            ------------     -----------
NET INCOME PER COMMON SHARE.............................................................    $       0.37     $      0.32
                                                                                            ============     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC................................................................................           7,178           7,145
                                                                                            ============     ===========
   DILUTED..............................................................................           7,267           7,174
                                                                                            ============     ===========


           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                                           September 30,     September 30,
                                                                                               2002              2001
                                                                                               ----              ----
REVENUES
   RENTAL...............................................................................    $     20,973     $    18,357
   INTEREST.............................................................................             145              61
                                                                                            ------------     -----------
                                                                                                  21,118          18,418
                                                                                            ------------     -----------
EXPENSES
   DEPRECIATION.........................................................................           5,064           4,443
   GENERAL AND ADMINISTRATIVE...........................................................           1,198           1,178
   INTEREST.............................................................................           7,683           6,436
                                                                                            ------------     -----------
                                                                                                  13,945          12,057
                                                                                            ------------     -----------
INCOME FROM CONTINUING OPERATIONS.......................................................           7,173           6,361
DISCONTINUED OPERATIONS.................................................................
      INCOME FROM OPERATIONS OF DISCONTINUED FACILITY ..................................             482             270
                                                                                            ------------     -----------
NET INCOME..............................................................................    $      7,655     $     6,631
                                                                                            ============     ===========
BASIC NET INCOME PER COMMON SHARE
   CONTINUING OPERATIONS................................................................    $       1.00     $      0.89
   DISCONTINUED OPERATIONS..............................................................            0.07            0.04
                                                                                            ------------     -----------
NET INCOME PER COMMON SHARE.............................................................    $       1.07     $      0.93
                                                                                            ============     ===========
DILUTED NET INCOME PER COMMON SHARE
   CONTINUING OPERATIONS................................................................    $       0.99     $      0.89
   DISCONTINUED OPERATIONS..............................................................            0.07            0.04
                                                                                            ------------     -----------
NET INCOME PER COMMON SHARE.............................................................    $       1.06     $      0.93
                                                                                            ============     ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC................................................................................           7,171           7,138
                                                                                            ============     ===========
   DILUTED..............................................................................           7,235           7,157
                                                                                            ============     ===========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)

                                                                                           September 30,     September 30,
                                                                                               2002              2001
                                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME...........................................................................    $      7,655     $     6,631
   ADJUSTMENTS TO NET INCOME:
      DISCONTINUED OPERATIONS...........................................................            (482)           (270)
      DEPRECIATION OF REAL ESTATE ASSETS................................................           5,064           4,443
      AMORTIZATION .....................................................................             911             728
   CHANGES IN ASSETS AND LIABILITIES, NET OF
   EFFECT OF DISCONTINUED OPERATIONS:
      OTHER ASSETS......................................................................            (497)           (848)
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES.............................................              58             222
      DEFERRED REVENUE..................................................................           1,798              39
                                                                                            ------------     -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES OF
       CONTINUING OPERATIONS............................................................          14,507          10,945
   NET CASH PROVIDED BY DISCONTINUED OPERATIONS.........................................             609             353
                                                                                            ------------     -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES............................................          15,116          11,298
                                                                                            ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   ACQUISITION OF REAL ESTATE INVESTMENTS...............................................              --         (49,550)
                                                                                            ------------     -----------
      NET CASH USED IN INVESTING ACTIVITIES.............................................              --         (49,550)
                                                                                            ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID.......................................................................          (8,611)         (7,818)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS..............................................             545             167
   PAYMENT OF SHELF REGISTRATION COSTS..................................................             (84)             --
   REPAYMENTS UNDER LINE OF CREDIT......................................................              --          (1,400)
   PROCEEDS FROM ISSUANCE OF BONDS......................................................              --          57,535
   REPAYMENTS OF BONDS PAYABLE..........................................................            (510)             --
   RESTRICTED CASH .....................................................................             (16)         (7,144)
   DEFERRED FINANCING COSTS.............................................................             (46)         (1,840)
                                                                                            -------------    ------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...............................          (8,722)         39,500
                                                                                            -------------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................................           6,394           1,248
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............................................           1,429             466
                                                                                            ------------     -----------
CASH AND CASH EQUIVALENTS, END OF QUARTER...............................................    $      7,823     $     1,714
                                                                                            ============     ===========
SUPPLEMENTAL DISCLOSURE:
   CASH PAID FOR INTEREST...............................................................    $      7,862     $     5,764
                                                                                            ============     ===========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

In May 2002, the Company announced that it had entered into an agreement to sell the Jena Juvenile Justice Center (the "Jena Facility")(See Note 8. Agreement for the Sale of the Jena Facility and Termination of Lease). As a result, the Jena Facility was classified as an asset held for sale on the Consolidated Balance Sheets, and the results of operations of the Jena Facility, for current and prior periods, was reported as discontinued operations on the Consolidated Statements of Income. The discontinued operations line item in the consolidated statements of income represents rental income less depreciation and interest expense associated solely with the Jena Facility.

3. INTEREST RATE SWAP AGREEMENTS

The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of September 30, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges.

The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $3.3 million as of September 30, 2002, which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheets. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption, January 1, 2001.

4. BANK CREDIT FACILITY

The Company currently has a $110 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of correctional and detention facilities, to expand current facilities and for general working capital requirements.

The Company's ability to borrow under the Bank Credit Facility, which matures on October 1, 2003, is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.25 times Adjusted EBITDA (as defined in the Bank Credit Facility). Until September 30, 2002, the covenant previously restricted collateralized borrowings to not greater than 4.5 times Adjusted EBITDA. Additionally, the Bank Credit Facility is secured by eleven of the Company's thirteen facilities at September 30, 2002. As of September 30, 2002, $80,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.01% based upon LIBOR plus an applicable margin taking into account the swap agreements.

As of September 30, 2002, the Company had $30 million available borrowing capacity under its Bank Credit Facility, including $5 million which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility, which was 2.25% at September 30, 2002. The Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%. The fair value of the interest rate swaps at September 30, 2002 is a liability of $3.3 million.

Wackenhut Corrections Corporation's ("WCC") correctional facility operating contract with the California Department of Corrections (the "CDOC") on the 224 bed McFarland Community Correctional Facility (the "McFarland Facility') expired on June 30, 2002. WCC had previously notified the Company that it believed the CDOC would not renew its operating contract due to budgetary constraints.

However, the Company has been informed by WCC that during the legislative process the budget was revised and the final budget for 2002-03, which was signed by the Governor of California in September 2002, included language to extend the contract on the McFarland Facility. The CDOC and WCC are in the process of finalizing an extension of the contract thru June 30, 2003. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $743,000.

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

WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease, which expires in January 2010. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,822,000 (See Note 8:
Agreement for the Sale of the Jena Facility and Termination of Lease).

5. COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income are as follows (dollars in thousands):

                                                                                    For the Three Months Ended
                                                                              September 30, 2002     September 30, 2001
                                                                              ------------------     ------------------
   Net income..............................................................       $       2,665          $      2,305
   Unrealized gain (loss) on derivative instruments........................                  47               (1,804)
                                                                                  -------------          ------------
   Comprehensive income....................................................       $       2,712          $        501
                                                                                  =============          ============

                                                                                     For the Nine Months Ended
                                                                              September 30, 2002     September 30, 2001
                                                                              ------------------     ------------------

   Net income..............................................................       $       7,655          $      6,631
   Cumulative effect of change in accounting principle (adoption of SFAS 133)                --               (1,500)
   Unrealized gain (loss) on derivative instruments........................                 478               (2,529)
                                                                                  -------------          ------------
   Comprehensive income ...................................................       $       8,133          $      2,602
                                                                                  =============          ============

6. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

                                                                                     For the Three Months Ended
                                                                              September 30, 2002     September 30, 2001
                                                                              ------------------     ------------------
EPS
   Net income..............................................................       $       2,665          $      2,305
                                                                                  -------------          ------------
   Weighted average shares - basic.........................................               7,178                 7,145
                                                                                  -------------          ------------
   Per share - Basic.......................................................       $        0.37          $       0.32
                                                                                  =============          ============
   Effect of dilutive stock options........................................                  89                    29
                                                                                  -------------          ------------
   Weighted average shares - diluted.......................................               7,267                 7,174
                                                                                  -------------          ------------
   Per share - Diluted.....................................................       $        0.37          $       0.32
                                                                                  =============          ============

                                                                                     For the Nine Months Ended
                                                                              September 30, 2002     September 30, 2001
                                                                              ------------------     ------------------
EPS
   Net income..............................................................       $       7,655          $      6,631
                                                                                  -------------          ------------
   Weighted average shares - basic.........................................               7,171                 7,138
                                                                                  -------------          ------------
   Per share - Basic.......................................................       $        1.07          $       0.93
                                                                                  =============          ============
   Effect of dilutive stock options........................................                  64                    19
                                                                                  -------------          ------------
   Weighted average shares - diluted.......................................               7,235                 7,157
                                                                                  -------------          ------------
   Per share - Diluted.....................................................       $        1.06          $       0.93
                                                                                  =============          ============

As of September 30, 2001, outstanding options to purchase 641,000 shares of the Company's stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2003 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

As of September 30, 2002, all outstanding options to purchase shares of the Company's stock were included in the computation of diluted EPS.

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

                                                                             For the Nine Months Ended
                                                                          (In thousands, except share data)
                                                                                September 30, 2001
                                                                                ------------------
Revenues...................................................................       $      20,707
Net Income.................................................................               6,743
Net Income Per Common Share
   Basic...................................................................       $        0.94
                                                                                  =============
   Diluted.................................................................       $        0.94
                                                                                  =============

8. Agreement for the Sale of the Jena Facility and Termination of Lease

On May 14, 2002, the Company announced that it had entered into an Agreement to Purchase and Sell, under which the State of Louisiana (the "State") was expected to acquire the Jena Facility from the Company. The Agreement to Purchase and Sell was contingent on several events over which the Company had no control, including the approval by the State of funding for the purchase and operation of the Facility, which the State Legislature did not provide. Consequently, the Agreement to Purchase and Sell, which specified that the closing would occur on or before October 18, 2002, was not extended and has expired. The Company was to have received net proceeds of $15,500,000 from the sale.

The Company had also entered into a Lease Termination Agreement with WCC, the lessee of the Jena Facility, under which WCC would have, conditioned upon the sale of the Jena Facility to the State, made a cash payment of $2,500,000 to the Company as consideration for the Company terminating the existing lease. The Company would have received a total of $18,000,000, including the sale proceeds and lease termination fee.

Under the terms of the Lease Termination Agreement, WCC had agreed to pay to the Company, the difference between $15,500,000 and the expected net proceeds of approximately $14,500,000 to be received by the Company from the State. WCC had also agreed to indemnify the Company against related liabilities and to pay all of the Company's expenses associated with the sale of the Jena Facility to the State. WCC was obligated to pay the Company's expenses, whether or not a closing occurred. Also, with the exception of the obligation of WCC to pay the Company's expenses in connection with the transaction and certain indemnification provisions, the Lease Termination Agreement with WCC has also expired.

The Company acquired the Jena Facility in January of 2000, for approximately $15,300,000, and then leased it to WCC under the terms of a ten-year, triple-net lease. The current monthly cash lease payment is approximately $152,000, and increases by 4% annually. The net carrying value of the Facility at September 30, 2002 is approximately $15,100,000. Rental revenues included in discontinued operations for the three and nine months ended September 30, 2002 and 2001 were $506,000 and $1,518,000, respectively.

The Jena Facility, which is not currently housing inmates, was operated by WCC for the State until June 2000, when it was deactivated. WCC has continued to make all lease payments to the Company, and is expected to continue to do so throughout the term of the lease, or until the Jena Facility is sold and the lease is terminated.

Correctional Properties Trust currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The sale of the Jena Facility and corresponding Lease Termination Agreement would have had no impact on the remaining ten leases with WCC had the sale occurred. As a result of the expiration of the Agreement to Purchase and Sell and the Lease Termination Agreement, the Jena Facility is no longer offered for sale, and it will be reclassified as held and used in continuing operations along with the other facilities of the Company. Therefore, effective in the fourth quarter of 2002, the Jena Facility will no longer be reported as discontinued operations.

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

Following the merger, George Wackenhut and Richard Wackenhut resigned as members of the WCC Board of Directors, but continue as members of the Board of Trustees of Correctional Properties Trust. In addition, George Zoley, who resigned as Chairman of the Correctional Properties Trust Board of Trustees in September 2002, became Chairman of the WCC Board of Directors. (See "Resignation and Appointment of a New Chairman of the Board" in Management's Discussion and Analysis of Financial Condition and Results of Operations.)

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases as of September 30, 2002 is approximately 6 years.

10. SUBSEQUENT EVENTS

On October 17, 2002, the Board of Trustees declared a distribution of $0.40 per share for the quarter ended September 30, 2002, to shareholders of record on November 15, 2002. The distribution will be paid on December 3, 2002 and represents a distribution for the period from July 1, 2002 through September 30, 2002.

ITEM 2 - MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Management reviews the recorded value of its real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition. The method used to determine impairment would be based on estimates of undiscounted operating cash flows over the remaining amortization period for the related long-lived assets. The Company would measure impairment as the difference between fair value and the net book value of the related asset. Also, once a facility is deemed held for sale, the results of operation of the facility, for current and prior periods, will be reported as discontinued operations, and its carrying value, which is the lower of its carrying value or fair value less cost to sell, will be separately stated on the balance sheet.

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

RESULTS OF OPERATIONS

In May 2002, the Company announced that it had entered into an agreement to sell the Jena Facility (See Note 8 to the consolidated financial statements. Agreement for the Sale of the Jena Facility and Termination of Lease). As a result, the Jena Facility was classified as an asset held for sale on the Consolidated Balance Sheets, and the results of operations of the Jena Facility, for current and prior periods, was reported as discontinued operations on the Consolidated Statements of Income. The discontinued operations line item in the consolidated statements of income represents rental income less depreciation and interest expense associated solely with the Jena Facility.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

For the three months ended September 30, 2002, rental revenues of $7.0 million were generated from the lease of correctional and detention facilities, representing a 1% increase from the $6.9 million in rental revenue for the three months ended September 30, 2001. The increase is primarily due to rent escalations, based on CPI, on certain of the facilities.

Depreciation of real estate properties totaled approximately $1.7 million for the quarter ended September 30, 2002 and September 30, 2001.

General and administrative expenses incurred during the three months ended September 30, 2002 were approximately $339,000, compared to $419,000 for the three months ended September 30, 2001. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 4.8% of lease revenue for the three months ended September 30, 2002, and approximately 6.0% for the three months ended September 30, 2001.

Interest expense for the three months ended September 30, 2002 was approximately $2.6 million compared to $2.7 million for the three months ended September 30, 2001. The decrease is primarily due to a slight reduction in the interest rate on the Credit Facility.

Discontinued Operations for the three months ended September 30, 2002 was $0.2 million compared to $0.1 million for the same period in 2001. The increase is primarily due to a decrease in depreciation expense as a result of the Jena Facility no longer being depreciated, effective May 2002, due to the asset being classified as held for sale.

NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

For the nine months ended September 30, 2002, rental revenues of $21.0 million were generated from the lease of correctional and detention facilities, representing a 14% increase from the $18.4 million in rental revenue for the nine months ended September 30, 2001. The increase resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001,which increased rental revenue by $0.7 million and $1.6 million, respectively. The balance of the increase is primarily due to rent escalations, based on CPI, on certain of the remaining facilities.

Depreciation of real estate properties totaled approximately $5.1 million for the nine months ended September 30, 2002. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in a 14% increase in depreciation from $4.4 million for the nine months ended September 30, 2001.

General and administrative expenses incurred during the nine months ended September 30, 2002 were approximately $1,198,000, compared to $1,178,000 for the nine months ended September 30, 2001. These expenses consisted primarily of management salaries and benefits, accounting, legal and other administrative costs, and were approximately 5.7% of lease revenue for the nine months ended September 30, 2002, and approximately 6.4% for the nine months ended September 30, 2001.

Interest expense for the nine months ended September 30, 2002 was approximately $7.7 million compared to $6.4 million for the nine months ended September 30, 2001. The increase is primarily due to the interest on the Bonds issued by a wholly-owned subsidiary of the Company on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility.

Discontinued Operations for the nine months ended September 30, 2002 was $0.5 million compared to $0.3 million for the same period in 2001. The increase is primarily due to a decrease in depreciation expense as a result of the Jena Facility no longer being depreciated, effective May 2002, due to the asset being classified as held for sale.

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

As of September 30, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at September 30, 2002 is a liability of $3.3 million.

As of September 30, 2002, $80 million was drawn on the $110 million Bank Credit Facility. As of September 30, 2002, the Company had $30 million available borrowing capacity under its Bank Credit Facility, including $5 million which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

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

Wackenhut Corrections Corporation's (WCC) correctional facility operating contract with the California Department of Corrections (the "CDOC") on the 224 bed McFarland Community Correctional Facility (the "McFarland Facility') expired on June 30, 2002. WCC had previously notified the Company that it believed the CDOC would not renew its operating contract due to budgetary constraints. However, the Company has been informed by WCC that during the legislative process the budget was revised and the final budget for 2002-03, which was signed by the Governor of California in September 2002,included language to extend the contract on the McFarland Facility. The CDOC and WCC are in the process of finalizing an extension of the contract thru June 30, 2003. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $743,000.

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

In connection with four other facilities leased to WCC, which have correctional facility operating contracts between WCC and various governmental agencies expiring in 2002, the Company has been informed by WCC that these have been renewed or extended.

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

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases as of September 30, 2002 is approximately 6 years.

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

RESIGNATION AND APPOINTMENT OF A NEW CHAIRMAN OF THE BOARD

On September 10, 2002, the Company announced the resignation of Dr. George C. Zoley from the Board of Trustees, where he has also served as Chairman since the Company's formation in 1998. Dr. Zoley's resignation was a result of his added responsibilities of recently becoming both Chairman and CEO of Wackenhut Corrections Corporation. There were no disagreements on any matter relating to the Company's operations, policies or procedures.

Following Dr. Zoley's resignation, the Board of Trustees unanimously elected Mr. Robert R. Veach, Jr. to serve as Chairman of the Board of Trustees. Mr. Veach has been a trustee since the Company's formation in 1998 and served as Chairman of the Audit and Finance Committee during that period. He is an attorney in Dallas, Texas, with a private practice specializing in corporate law and structured finance.

Mr. William M. Murphy, President of Douglas Management & Realty, Ft. Lauderdale, Florida, was unanimously elected to succeed Mr. Veach as Chairman of the Audit and Finance Committee. Mr. Veach will continue as a member of the Audit and Finance Committee. Mr. Murphy has been a trustee and member of the Audit and Finance Committee since the Company's formation.

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

The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the company, funds from operations should be examined in conjunction with net income as presented in the consolidated financial statements. The following tables present the Company's Funds from Operations for the three and nine months ended September 30, 2002 and September 30, 2001 (in thousands):

                                                                                                 Three Months Ended
                                                                                        September 30, 2002  September 30, 2001
                                                                                        ------------------  ------------------
Net Income..........................................................................       $      2,665        $      2,305
Plus real estate depreciation.......................................................              1,688               1,688
Plus real estate depreciation included in Discontinued Operations...................                 --                  95
                                                                                           ------------        ------------
Funds from Operations...............................................................       $      4,353        $      4,088
                                                                                           ============        ============

                                                                                                  Nine Months Ended
                                                                                        September 30, 2002  September 30, 2001
                                                                                        ------------------  ------------------
Net Income..........................................................................       $      7,655        $      6,631
Plus real estate depreciation.......................................................              5,064               4,443
Plus real estate depreciation included in Discontinued Operations...................                127                 285
                                                                                           ------------        ------------
Funds from Operations...............................................................       $     12,846        $     11,359
                                                                                           ============        ============

THE FACILITIES

The Company owns thirteen facilities and leases eleven of the facilities to Wackenhut Corrections Corporation and two of the facilities to the state of North Carolina. The thirteen facilities are located in nine states and have an aggregate design capacity of 7,282 beds. The following table sets forth certain information with respect to the thirteen facilities as of September 30, 2002:

                                                                                        Design              Expiration
                               Date          Lease                                      Capacity               of         Operating
                           Facility was   Expiration                                       and     Facility Underlining   Agreement
                           Acquired by    With WCC or  Type of   Contracting  Security  Occupancy  Opening  Operating      Renewal
Facility and Location       the Company   State of NC  Facility     Entity    Level (1)  Rate (2)    Date   Agreement (3)  Options
---------------------       -----------   -----------  --------     ------    ---------  --------    ----   -------------  -------

FACILITIES LEASED TO WCC:

Aurora INS Processing
  Center................... April 1998    April 2008  INS            INS(4)    Minimum/  300/100%    May       March         --
  (the "Aurora...................................     Processing               Medium                1997      2003
  Facility").....................................     Center
  Aurora, CO

McFarland Community
  Correctional Facility.... April 1998    April 2008  Pre-Release    CDOC(5)   Minimum/  224/97%   February    June          --
  (the "McFarland................................     Center                   Medium              1988        2002 (6)
  Facility")
  McFarland, CA

Queens Private
  Correctional
  Facility................. April 1998    April 2008  INS            INS(7)    Minimum/  200/77%   March       March        Four
(the "Queens...............                           Detention                Medium              1997        2003         One-
  Facility").....................................     Facility                                                              Year
  New York, NY

Central Valley Community
  Correctional Facility.... April 1998    April 2008  Adult          CDOC      Minimum/  550/98%   December    December      --
  (the "Central Valley...........................     Correctional             Medium              1997        2007
  Facility").....................................     Facility
  McFarland, CA

Golden State Community
  Correctional Facility.... April 1998    April 2008  Adult          CDOC      Minimum/  550/96%   December    December      --
  (the "Golden State.............................     Correctional             Medium              1997        2007
  Facility").....................................     Facility
  McFarland, CA

Desert View Community
  Correctional Facility.......April 1998  April 2008  Adult          CDOC      Minimum/  550/96%   December    December      --
  (the "Desert View..............................     Correctional             Medium              1997        2007
  Facility" .....................................     Facility
  Adelanto, CA

Broward County Work
  Release Center..............April 1998  April 2008  Work Release   Broward   Non-     300/87%(8) February    February   Unlimited
  (the "Broward County...........................     Center         County    Secured             1998        2003 (9)   Two-
  Facility").....................................                    and                                                  Year
  Broward County, FL.............................                    BSO(8)
    .............................................                    and INS(9)

Karnes County
  Correctional
  Center.....................April 1998   April 2008  Adult          Karnes    Multi-   480/100%   January     2026       Varies
  (the "Karnes...................................     Correctional   County    Security            1996
  Facility").....................................     Facility
  Karnes County, TX

Lawton Correctional
  Facility (the "Lawton
  Facility")...............January 1999  January 2009  Prison        ODOC(10)  Medium   1,500/103%  December   December   Three
  Lawton, OK                                                                                        1999       2002       One-
                                                                                                                          Year
Lea County Correctional
  Facility (the "Hobbs
  Facility")
  Hobbs, NM..............October 1998(11) October 2008 State         Lea       Multi-   1,200/101%  May        June       Annual
                                                       Prison        County    Security             1998       2003
Jena Juvenile Justice Center
  (the "Jena
  Facility")
  Jena, LA.................January 2000   January 2010  Juvenile     None      Multi-    276/0%     June       N/A        N/A
                                                        Correctional           Security             1999
                                                        Facility
FACILITIES LEASED TO THE STATE OF NORTH CAROLINA:
Mountain View Correctional Facility
  (the "Mountain View
  Facility")
  Spruce Pine, NC............March 2001  November 2008  State        (13)      Medium    576        December   N/A        N/A
                                          (12)          Prison                                      1998

Pamlico Correctional Facility
  (the "Pamlico
  Facility")
  Bayboro, NC................June 2001  August 2008     State        (13)      Medium    576        August     N/A        N/A
                                          (12)          Prison                         -----         1998

Total Facilities.................................                                      7,282
                                                                                       =====

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

(2) Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of September 30, 2002. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of Wackenhut Corrections or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to the Company.

(3) The Company is not a party to the underlining operating agreement on each facility. WCC is the party to the operating agreement with the contracting governmental entity. The expiration or termination of the operating agreement between WCC and the governmental entity does not terminate or cause the expiration of the lease agreement.

(4)      The United States Immigration and Naturalization Service.

(5)      The State of California Department of Corrections.

(6) The CDOC and WCC are in the process of finalizing an extension of the contract thru June 30, 2003.

(7) The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy)

(8) The Broward County Sheriff's Office. While the actual occupancy rate was 87% as of September 30, 2002, the Broward County Sheriff's office has guaranteed payment under the operating agreement based on a 100% occupancy rate.

(9) The INS has executed a correctional services management contract with WCC under which the INS will utilize 72 beds in the Broward Facility. The contract was effective on August 1, 2002, and expires on September 30, 2003.

(10)     State of Oklahoma Department of Corrections.

(11) In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12) The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year thereafter, the State of North Carolina has an option to purchase the Mountain View and/or the Pamlico Facility for a predetermined declining amount.

(13) The facility is leased to the State of North Carolina and operated by the North Carolina Department of Correction.

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

As of September 30, 2002, $80,000,000 had been drawn on the Bank Credit Facility at an average rate of 8.01% based upon LIBOR plus an applicable margin through October 22, 2002, taking into account the swap agreements described below. No indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of September 30, 2002. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2002 would result in an increase in interest expense for fiscal year 2002 of approximately $140,000.

The Company's total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility, which was 2.25% at September 30, 2002. The fair value of the interest rate swaps at September 30, 2002 is a liability of $3.3 million.

The Bonds outstanding at September 30, 2002 of $56,965,000 under the Trust Indenture are non-recourse to the Company's subsidiary, which is the obligor under the Bonds, and non-recourse to its sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the date of this report, the principal executive officer and principal financial officer evaluated the company's controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (i) material information relating to the company is known to these officers, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms of promulgated by the Securities and Exchange Commission.

(b) Within 90 days prior to the date of this report, the principal executive officer and principal financial officer evaluated the company's internal controls. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

CORRECTIONAL PROPERTIES TRUST



/s/ David J. Obernesser
-------------------------------
David J. Obernesser
Vice President, Chief Financial Officer,
Treasurer & Secretary
Date: November 14, 2002

                                  CERTIFICATION


I, Charles R. Jones, Chief Executive Officer of Correctional Properties Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Correctional Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

                                                  /s/ Charles R. Jones
                                                  ---------------------------
                                                  Charles R. Jones
                                                  Chief Executive Officer

                                  CERTIFICATION


I, David J. Obernesser, Chief Financial Officer of Correctional Properties Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Correctional Properties Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002

                                                 /s/ David J. Obernesser
                                                 ------------------------------
                                                 David J. Obernesser
                                                 Chief Financial Officer