Form 10-K
period 2002-12-31
CORRECTIONAL PROPERTIES TRUST
filed 2003-03-14
CIK 1056218

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-14031

CORRECTIONAL PROPERTIES TRUST

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	65-0823232 (I.R.S. Employer Identification No.)

3300 PGA BOULEVARD, SUITE 750 PALM BEACH GARDENS, FLORIDA (Address of Principal Executive Offices)	33410 (Zip Code)

(561) 630-6336

(Registrant telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

none

(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☒ No ☐

As of June 28, 2002, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $155,589,000 based on the closing price on that date of $22.00 per share.

As of March 11, 2003, there were 7,428,550 of the registrant’s Common Shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12 and 13 of Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 2003 Annual Meeting of Shareholders.

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Exchange Act of 1934, as amended.

Correctional Properties Trust

Annual Report on Form 10-K

PART I

FORWARD-LOOKING STATEMENTS:

      This report contains forward-looking statements that are based on current expectations, estimates and projections about the business marketplace in which Correctional Properties Trust (the “Company”) operates. This report also includes management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1.     Business.

General

      Correctional Properties Trust (the “Company”) was formed in February 1998 as a Maryland real estate investment trust (a “REIT”) to capitalize on the growing trend toward privatization in the corrections industry. The principal business strategy of the Company is to acquire correctional and detention facilities from both private prison operators and governmental entities and to lease such facilities to experienced correctional and detention facility operators, including private and governmental entities under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). The Company is the only publicly-traded REIT which focuses exclusively on the acquisition and ownership of correctional and detention facilities.

      On April 28, 1998, the Company completed its initial public offering (the “IPO”) of 6,200,000 common shares of beneficial interest, par value $.001 per share (the “Common Shares”). On May 13, 1998, pursuant to the underwriters’ exercise of their over-allotment option, the Company sold an additional 930,000 Common Shares, resulting in a total of 7,130,000 Common Shares outstanding. The Company’s IPO generated gross proceeds of $142.6 million and aggregate net proceeds, after deducting the underwriting discounts and commissions and offering expenses, of approximately $130.7 million.

      Management believes that the privatized corrections industry has the potential for substantial growth in the United States due to increases in the inmate population, decreases in the availability of capital for new correctional and detention facilities and a growing acceptance of the trend toward privatization in the corrections industry. According to the United States Bureau of Justice Statistics (“Bureau of Justice Statistics”), the inmate population in federal, state and local facilities in the United States has grown from 501,886 in 1980 to 2,100,146 at December 31, 2001. In addition, according to the Bureau of Justice Statistics, as of December 31, 2001, state prison systems reported operating at between 1% and 16% above capacity and the federal corrections system reported operating at approximately 31% above capacity. The privatized corrections industry has capitalized on these favorable supply/demand fundamentals, resulting in a substantial increase in the number of privatized beds.

      The Company owns and leases thirteen correctional properties in nine states with an aggregate design capacity of 7,282 beds as of December 31, 2002.

      The location and mailing address of the Company’s principal executive offices is Gardens Plaza, Suite 750, 3300 PGA Boulevard, Palm Beach Gardens, Florida 33410. The Company’s telephone number is (561) 630-6336.

The Formation Transactions

      In connection with the consummation of the IPO on April 28, 1998, the Company and Wackenhut Corrections Corporation (“Wackenhut Corrections” or “WCC”) engaged in a series of transactions (the “Formation Transactions”) which were designed to consolidate ownership in the Company of eight correctional and detention facilities operated by Wackenhut Corrections (the “Initial Facilities”), to provide a vehicle for possible future acquisitions of other facilities which Wackenhut Corrections owns or has a right to acquire (in addition to other facilities the Company may acquire) and to enable the Company to qualify as a REIT for federal income tax purposes. These transactions included the following:

      Issuance of Common Shares and Redemption of Founder’s Shares. The Company sold 7,130,000 Common Shares in the IPO, resulting in net proceeds to the Company of approximately $130.7 million after deduction of the underwriting discounts and commissions and offering expenses. All of the net proceeds to the Company from the IPO were contributed by the Company directly to CPT Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”) to fund the Company’s investment in the Operating Partnership, in exchange for a combined 100% interest in the Operating Partnership. The Company owns a 98% limited partnership interest and a 1% general partnership interest in the Operating Partnership. CPT Limited Partner, Inc. (“CPT LP”), a wholly owned subsidiary of the Company, owns a 1% limited partnership interest in the Operating Partnership. The Company also redeemed at cost the 1,000 founder’s shares which were issued in connection with the formation of the Company.

      Purchase Agreement. The Company entered into and closed upon an Agreement of Sale and Purchase (the “Purchase Agreement”) with Wackenhut Corrections, pursuant to which the Company acquired, directly or as assignee of Wackenhut Corrections contract rights, the Initial Facilities having an aggregate design capacity of 3,154 beds for an aggregate cash purchase price of approximately $113.0 million.

      Option Agreements. The Company entered into Option Agreements with Wackenhut Corrections, pursuant to which Wackenhut Corrections granted the Company the option to acquire three additional correctional facilities (the “Option Facilities”) having an aggregate design capacity of 2,256 beds at any time prior to the earlier of (i) four years from receipt of a certificate of occupancy for the subject facility, or (ii) six months after such facility achieves an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for the facility (the “Option Facility Option Period”). The purchase price (the “Option Facility Purchase Price”) of an Option Facility will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the aggregate costs related to the acquisition, development, design, construction, equipment and start-up of such Option Facility (which in the case of goods or services provided by Wackenhut Corrections will not exceed the costs which would be paid therefor if purchased from a third party in an arm’s length transaction) (the “Total Facility Cost”). Two of the three Option Facilities have been purchased by the Company. As of January 31, 2001, the Company’s option has expired with respect to the third Option Facility without the Company exercising such option.

      Leases. Concurrent with the Company’s acquisition of the Initial Facilities, the Company leased such facilities to Wackenhut Corrections or its affiliate — See “Structure of the Company” — (and Wackenhut Corrections will continue to operate such facilities) pursuant to leases for an initial term of 10 years. Subject to certain limited exceptions, the term of each of these leases may be extended by Wackenhut Corrections for three additional five-year terms at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, the term of any of these leases will be automatically extended upon expiration thereof on the same terms (including the then applicable base rent and Base Rent Escalation (as hereinafter defined) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. The two Option Facilities, which were acquired were leased by the Company to Wackenhut Corrections under the same terms (although with the Jena Facility at a different lease rate) as the Initial Facilities. Under the terms of the leases with Wackenhut Corrections, Wackenhut Corrections has a 30-day right of first refusal on the proposed sale by the Company of any of the facilities leased to it.

      Right to Purchase Agreement. The Company entered into a Right to Purchase Agreement with Wackenhut Corrections, pursuant to which the Company has the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and Wackenhut Corrections), to acquire and lease back to Wackenhut Corrections any correctional or detention facilities which Wackenhut Corrections acquires or has the right to acquire (the “Future Facilities”), subject to certain limited exceptions where the sale or transfer of ownership of a facility is restricted under a facility operating agreement or governmentally assisted financing arrangement. Under the terms of the Right to Purchase Agreement, the Company may purchase a particular Future Facility at any time until the earlier of (i)(a) in the case of a newly developed Future Facility, four years from the receipt of a certificate of occupancy for such Future Facility or (b) in the case of an already operating Future Facility, four years from the date such Future Facility is acquired by Wackenhut Corrections or the party from which Wackenhut Corrections has the right to acquire such Future Facility or (ii) six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for such Future Facility, subject to certain limited exceptions. The purchase price for each Future Facility (the “Future Facility Purchase Price”) will equal 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the Total Facility Cost of such Future Facility, which may differ from the fair market value of such facility at such time. In the case of any Future Facility acquired during the first five years following the consummation of the IPO, the initial annual rental rate will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections, and in the absence of such an agreement, as determined by binding arbitration, or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. Under the terms of any lease between the Company and Wackenhut Corrections relating to a Future Facility, Wackenhut Corrections has a thirty-day right of first refusal on the proposed sale by the Company of any such Future Facility.

Business and Growth Strategies

      The Company’s general business objectives are to maximize both current returns to shareholders through increases in revenue and net income, and long-term total returns to shareholders through appreciation in the value of the Common Shares. As a REIT, the Company’s specific business objective is to maximize funds from operations and cash available for distribution to shareholders. The Company strives to achieve these objectives by (i) pursuing investment opportunities with private prison operators and governmental entities for the acquisition of correctional and detention facilities, (ii) working with tenants to identify opportunities to expand existing and newly acquired facilities and (iii) structuring facility leases to include rent escalation provisions which provide for annual increases in rent.

      Acquisition Opportunities. The Company believes that, because of the increasing demand for additional prison beds and the lack of capital available to finance new facilities, opportunities exist to acquire or develop correctional and detention facilities from or on behalf of private prison owners and operators and various government entities.

      The Company may acquire from both private prison owners and operators and governmental entities additional correctional and detention facilities that meet its investment guidelines, as described herein. The Company has the right to acquire and lease back to Wackenhut Corrections each of the Future Facilities during the applicable Future Facility option period. However, notwithstanding Wackenhut Corrections’ significant presence in the correctional and detention industry, less than 8% of all adult prison beds in the United States are privately managed. Management believes that as Wackenhut Corrections and the private prison management industry continue to grow, opportunities may exist to acquire additional private correctional facilities from Wackenhut Corrections on attractive terms.

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

      Rent Escalations. All of the Company’s leases provide for a source of cash flow with opportunities for future growth in revenues. The base rent for the first year for each facility purchased from Wackenhut Corrections before January 1, 2000 is equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by a fixed three percent at the first two annual lease anniversaries and by an amount equal to increases in the CPI at each successive annual anniversary for the remaining term of each lease, subject to a maximum increase of four percent per annum throughout the term of the leases (the “Base Rent Escalation”). However, there can be no assurance that such contractual escalations will be realized based on the CPI index or other factors.

The Operating Partnership

     Formation of The Operating Partnership. Upon completion of the IPO, the Company acquired a 100% interest in the Operating Partnership. The Company holds a 1% general partnership interest and a 98% limited partnership interest in the Operating Partnership. Through CPT LP (a wholly owned subsidiary), the Company owns a 1% limited partnership interest in the Operating Partnership. Following the completion of the IPO and the Formation Transactions, substantially all of the Company’s assets (other than the Mountain View and Pamlico Facilities) are held by, and its operations conducted through, the Operating Partnership, which leases them to Wackenhut Corrections. The Company is the sole general partner of the Operating Partnership and has the exclusive power under the Partnership Agreement to manage and conduct the business of the Operating Partnership. The Board of Trustees manages the affairs of the Company by directing the affairs of the Operating Partnership. The Company’s direct and, through CPT LP, indirect percentage interest in the Operating Partnership, is 100%. The Operating Partnership makes regular quarterly cash distributions to its partners, including the Company and CPT LP, in proportion to their percentage interests in the Operating Partnership. The Company, in turn, pays cash distributions to its shareholders in an amount per Common Share equal to the amount distributed by the Operating Partnership.

     The Operating Partnership was organized to facilitate the tax-advantaged acquisition of additional correctional and detention facilities from private owners. In the event the Company undertakes such an acquisition, it is contemplated that the owner of such a facility would become a Limited Partner in the Operating Partnership and would be issued units of limited partnership interests in the Operating Partnership, representing an equal undivided fractional share of each item of the Operating Partnership’s income, gain, and loss and in distribution of the Operating Partnership’s assets (the “Units,” and the holder thereof, a “Unitholder”) as the consideration, in whole or in part, for the Unitholder’s transfer of the facility to the Operating Partnership. It is also contemplated that the Unitholder would be given the right after a period of time to exchange Units in the Operating Partnership for cash based upon their fair market value or, at the Company’s option, for Common Shares on a one-for-one basis. It is also contemplated that substantially all the Company’s assets may be owned indirectly through the Operating Partnership so that one Unit in the Operating Partnership would generally correspond economically to one Common Share. In order to accomplish such objective, the current structure using the Operating Partnership is being utilized, rather than the Company taking title to the Initial Facilities or subsequently acquired facilities, in order to avoid in the future a re-transfer of such facilities to such a partnership, and the incurrence at that time of associated transfer and other costs, which would likely be necessary or advisable in order to offer a private owner a tax-advantaged acquisition vehicle. Currently, the Company and CPT LP are the only partners in the Operating Partnership and possess the power unilaterally to amend and restate the Partnership Agreement (as hereinafter defined). While there are no present plans to issue Units to a private prison owner, the Company is pursuing potential acquisitions which, if successful, may involve the issuance of Units as a component of the consideration for such acquisitions. The Company does not intend to use the Operating Partnership (or any partnership which is owned by the Operating Partnership) (the “Subsidiary Partnership”) as a vehicle for tax-advantaged acquisitions unless it receives an opinion of tax counsel to the Company that such use would not result in the disqualification of the Company as a REIT, including an opinion that the Operating Partnership (or any Subsidiary Partnership) would not be treated for federal income tax purposes as an association taxable as a corporation or a publicly-traded partnership.

     Operating Partnership Agreement. The Operating Partnership is organized as a Delaware limited partnership pursuant to the terms of the partnership agreement which includes the Company, as general partner, and both the Company and CPT LP as the initial limited partners (the “Partnership Agreement”). Pursuant to the Partnership Agreement, the Company, as the sole general partner of the Operating Partnership (the “General Partner”), has full, exclusive and complete responsibility and discretion in the management and control of the Operating Partnership, and the Company and CPT LP, in their capacity as the Limited Partners, have no authority to transact business for, or participate in the management activities or decisions of, the Operating Partnership. Generally, any amendment to the Partnership Agreement may be made by the General Partner, including, without limitation, amendments that (i) add to the obligations of the General Partner, (ii) reflect the admission, substitution or withdrawal of partners, (iii) reflect the issuance of additional partnership interests issued by the Operating Partnership, (iv) reflect a change that does not adversely affect Limited Partners and (v) are necessary to satisfy legal requirements. The consent of each adversely affected partner is required for any amendment that would require any partner to make additional capital contributions or restore any negative balance in its capital account, or which amendment would convert a limited partnership interest into a general partnership interest, affect a Limited Partner’s liability or right to receive distributions or that would dissolve the Operating Partnership prior to December 31, 2048 (other than as a result of certain mergers or consolidations). The Partnership Agreement requires that the Operating Partnership be operated in a manner that will enable the Company to satisfy the requirements for being classified as a REIT.

Structure of the Company

      The following diagram sets forth the structure of the Company:

(1)	Following the consummation of the IPO, WCC RE Holdings, Inc., a wholly-owned subsidiary of Wackenhut Corrections, was merged with and into WCC RE Holdings LLC (“WCCRE LLC”), which was formed as a wholly-owned subsidiary of Wackenhut Corrections, with WCCRE LLC being the surviving entity.
(2)	The Operating Partnership leases the Queens Facility, the Aurora Facility, the Hobbs Facility, the Karnes Facility, the Lawton Facility and the Jena Facility to Wackenhut Corrections.
(3)	The Operating Partnership leases the following facilities to WCCRE LLC, each of which were in turn subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility.
(4)	The provisions of certain existing facility operating agreements between Wackenhut Corrections and the respective contracting governmental entities afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the facility operating agreement upon the occurrence of certain events. In such instances, Wackenhut Corrections has entered into a sublease for the subject facility with WCCRE LLC, with WCCRE LLC as the sublessor and Wackenhut Corrections as the sublessee. The contracting governmental entity has the right to assume the rights of Wackenhut Corrections under such sublease on early termination of the operating agreement for the relevant facility. However, even if a government entity elects to exercise its right to assume a sublease relating to a facility, Wackenhut Corrections is nevertheless liable to the Company under the master lease relating to such facility. See “Subleases.”
(5)	Correctional Properties North Carolina Prison Finance LLC (“CP North Carolina”) is a wholly owned subsidiary of the Company. CP North Carolina is a Delaware limited liability company formed solely to issue the Bonds and acquire and own the Mountain View and Pamlico Facilities. CP North Carolina’s assets and credit are not available to pay the debts or obligations of any other entity. The Bonds are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. Therefore, CP North Carolina and its sole member, CPT Operating Partnership L.P., are not liable on account of any deficiency in the event that the Trust Estate created under the Trust Indenture for the Bonds is insufficient to repay the Bonds or the other obligations of CP North Carolina under the Bond Documents.

THE OWNED FACILITIES, THE OPTION FACILITIES AND THE FUTURE FACILITIES.

The Owned Facilities

      The thirteen facilities owned by the Company at December 31, 2002 (the “Owned Facilities”) were purchased for an aggregate cash purchase price of approximately $272 million. The Company leases eleven of the Owned Facilities to Wackenhut Corrections or its subsidiary, (the “WCC Facilities”) and two of the Owned Facilities to the state of North Carolina (the “North Carolina Facilities”). The thirteen Owned Facilities are located in nine states and have an aggregate design capacity of 7,282 beds. The following table sets forth certain information with respect to the Owned Facilities as of December 31, 2002:

Date
	Facility was	Lease
	Acquired by	Expiration
	the	With WCC or	Type of	Contracting
Facility and Location	Company	State of NC	Facility	Entity

WCC FACILITIES:

Aurora INS Processing Center (the “Aurora Facility”) Aurora, CO	April 1998	April 2008	INS Processing Center	INS(4)

McFarland Community Correctional Facility (the “McFarland Facility”) McFarland, CA	April 1998	April 2008	Pre-Release Center	CDOC(5)

Queens Private Correctional Facility (the “Queens Facility”) New York, NY	April 1998	April 2008	INS Detention Facility	INS(7)

Central Valley Community Correctional Facility (the “Central Valley Facility”) McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC

Golden State Community Correctional Facility (the “Golden State Facility”) McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC

Desert View Community Correctional Facility (the “Desert View Facility” Adelanto, CA	April 1998	April 2008	Adult Correctional Facility	CDOC

Broward County Work Release Center (the “Broward County Facility”) Broward County, FL	April 1998	April 2008	Work Release Center	Broward County and BSO(8) and INS(9)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Design		Expiration
		Capacity		of	Operating
		and	Facility	Underlying	Agreement
	Security	Occupancy	Opening	Operating	Renewal
Facility and Location	Level(1)	Rate(2)	Date	Agreement(3)	Options

WCC FACILITIES:

Aurora INS Processing Center (the “Aurora Facility”) Aurora, CO	Minimum/Medium	300/95%	May 1997	March 2003(4)	—

McFarland Community Correctional Facility (the “McFarland Facility”) McFarland, CA	Minimum/Medium	224/97%	February 1988	June 2003(6)	—

Queens Private Correctional Facility (the “Queens Facility”) New York, NY	Minimum/Medium	200/78%	March 1997	March 2004	Three One- Year

Central Valley Community Correctional Facility (the “Central Valley Facility”) McFarland, CA	Minimum/Medium	550/95%	December 1997	December 2007	—

Golden State Community Correctional Facility (the “Golden State Facility”) McFarland, CA	Minimum/Medium	550/97%	December 1997	December 2007	—

Desert View Community Correctional Facility (the “Desert View Facility” Adelanto, CA	Minimum/Medium	550/97%	December 1997	December 2007	—

Broward County Work Release Center (the “Broward County Facility”) Broward County, FL	Non- Secured(9)	300/72% (8)	February 1998	September 2003(9)

	Date					Design		Expiration
	Facility was	Lease				Capacity		of	Operating
	Acquired by	Expiration				and	Facility	Underlying	Agreement
	the	With WCC or	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Facility and Location	Company	State of NC	Facility	Entity	Level(1)	Rate(2)	Date	Agreement(3)	Options

Karnes County Correctional Center (the “Karnes Correctional County Facility”) Karnes County, TX	April 1998	April 2008	Adult Correctional Facility	Karnes County	Multi- Security	480/95%	January 1996	2026	Varies

Lawton Correctional Facility (the “Lawton Facility”) Lawton, OK	January 1999	January 2009	Prison	ODOC(10)	Medium	1,500/100%	December 1999	June 2003	Three One- Year

Lea County Correctional Facility (the “Hobbs Facility”) Hobbs, NM	October 1998(11)	October 2008	State Prison	Lea County	Multi- Security	1,200/99%	May 1998	June 2003	Annual

Jena Juvenile Justice Center (the “Jena Facility”) Jena, LA	January 2000	January 2010	Juvenile Correctional Facility	None	Multi- Security	276/0%	June 1999	N/A	N/A

FACILITIES LEASED TO THE STATE OF NORTH CAROLINA:
Mountain View Correctional Facility (the “Mountain View Facility”) Spruce Pine, NC	March 2001	November 2008 (12)	State Prison	(13)	Medium	576	December 1998	N/A	N/A

Pamlico Correctional Facility (the “Pamlico Facility”) Bayboro, NC	June 2001	August 2008 (12)	State Prison	(13)	Medium	576	August 1998	N/A	N/A

Total Facilities						7,282

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.
(2)	Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of December 31, 2002. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of Wackenhut Corrections or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to the Company.
(3)	The Company is not a party to the underlying operating agreement on each facility. WCC is the party to the operating agreement with the contracting governmental entity on the WCC Facilities. The expiration or termination of the operating agreement between WCC and the governmental entity does not terminate or cause the expiration of the lease agreement.
(4)	The United States Immigration and Naturalization Service (the “INS”). WCC has submitted a proposal to the INS on the Aurora Facility, and WCC has advised the Company that it expects a new contract will be executed prior to the expiration date of the current contract.
(5)	The State of California Department of Corrections.
(6)	The CDOC and WCC have signed an extension on the contract thru June 30, 2003.
(7)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy)
(8)	The Broward County Sheriff’s Office (the “BSO”). In February 2003, Broward County and the BSO executed an operating agreement with WCC under which the BSO will utilize between 82-100 beds. The contract expires on September 30, 2003.
(9)	The INS has executed an operating agreement with WCC under which the INS will utilize 150 beds in the Broward Facility. The contract was effective on August 1, 2002, and expires on September 30, 2003.

(10)	State of Oklahoma Department of Corrections.
(11)	In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.
(12)	The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year thereafter, the State of North Carolina has an option to purchase the Mountain View and/or the Pamlico Facility for a predetermined declining amount.
(13)	The facility is leased to the State of North Carolina and operated by the North Carolina Department of Correction.

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

     The Hobbs Facility is a new high-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 1200 beds. Construction was completed in May 1998. Wackenhut Corrections has contracted with Lea County to operate the facility, which contract expires in June 2003.

     The 1200-bed Hobbs Facility was purchased by the Company in two parts. The first 600 beds were acquired in October 1998, while the remaining 600 beds (the “Hobbs Expansion”) were bought by the Company in January 1999.

     The Lawton Facility is located in Lawton, Oklahoma and is used as a medium security prison. The facility is situated on 160 acres. The approximately 406,000 square foot structure contains a design capacity for 1,500 beds. Oklahoma state law requires that the operating agreement contain a provision granting the Oklahoma Department of Corrections the option at the beginning of each fiscal year to purchase the facility at a predetermined price, which must be negotiated and included in a schedule or formula to be contained in the operating agreement. Wackenhut Corrections has agreed in the lease for the Lawton Facility to pay any shortfall to the Company in the event the purchase option is exercised by the State of Oklahoma and the purchase price paid by the State of Oklahoma is less than the net book value of the Lawton Facility as shown on the Company’s books and records at the time the purchase option is exercised.

     The Mountain View Correctional Facility, located in Spruce Pine, North Carolina, is a 576-cell, medium security prison and is leased to the State of North Carolina. The North Carolina Department of Correction operates the facility. The facility, which was built in 1998, is situated on 93 acres and contains approximately 197,000 square feet. The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million. At the end of each lease year thereafter, the State of North Carolina has an option to purchase the Mountain View for a predetermined declining amount.

     The Pamlico Correctional Facility, located in Bayboro, North Carolina, is a 576-cell, medium-security prison and is leased to the State of North Carolina. The North Carolina Department of Correction operates the facility. The facility, which was built in 1998, is situated on 146 acres and contains approximately 197,000 square feet. The State of North Carolina has the option to acquire the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year thereafter, the State of North Carolina has an option to purchase the Pamlico Facility for a predetermined declining amount.

     If the State of North Carolina were to elect to exercise its option to acquire the Mountain View Facility and/or the Pamlico Facility, the Company would be obligated to redeem all or a portion of the Bonds using net proceeds from the facility or facilities sale. In addition, the Company would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because the Company would no longer receive the monthly rental income once a facility is sold.

     Pre-Release Center. A pre-release center is a minimum to medium security facility for inmates nearing parole, offering inmates basic education and pre-employment training as well as alcohol and drug abuse treatment and counseling. The pre-release center acquired by the Company is the McFarland Facility.

     The McFarland Facility is located in McFarland, California. The facility is situated on approximately 5 acres, and contains approximately 35,000 square feet. The facility currently has a design capacity of 224 beds. Wackenhut Corrections has contracted with the CDOC to operate the facility, which contract expires in June 2003.

     Detention Facilities. Detention facilities are used to house undocumented aliens for the INS and are classified as minimum to medium security facilities. The detention facilities acquired by the Company include the Aurora Facility and the Queens Facility.

     The Queens Facility is located on approximately 1.34 acres in New York, New York. The facility has a design capacity of 200 beds and contains approximately 61,400 square feet. Wackenhut Corrections began operating the facility in June 1997, and is presently operating the facility under a management contract with the INS which expires in March 2004, and includes three one-year renewal options at the option of the INS.

     The Aurora Facility is located on approximately 46 acres in Aurora, Colorado. Originally designed to accommodate 150 beds, the facility was expanded in 1992 to contain a design capacity of 300 beds. The approximately 66,000 square foot medium security facility is operated under a management agreement entered into between the INS and Wackenhut Corrections which expires in March 2003. WCC has submitted a proposal to the INS on the Aurora Facility, and WCC has advised the Company that it expects a new contract to be executed prior to the expiration date of the current contract.

     Work Release Centers. A work release center is an access-controlled community residential center which houses court-ordered residents who work in the community and participate in programs and residential services at the center. The work release center acquired by the Company is the Broward Facility.

     The Broward Facility is located in Pompano Beach, Florida and is used to house residents participating in the Broward County Work Release Program. The facility is located on approximately ten acres and is designed to accommodate 300 beds. The approximately 86,500 square foot structure is operated under a management agreement between Broward County, the Sheriff of Broward County and Wackenhut Corrections, which expires in September 2003, for between 82-100 beds. The INS has also executed an operating agreement with WCC under which the INS will utilize 150 beds in the Broward Facility. The contract with the INS was effective on August 1, 2002, and expires on September 30, 2003.

     Juvenile Correctional Facilities. Juvenile correctional facilities are intended to house juvenile offenders under standards which differ from those used to house adult offenders. On January 7, 2000, the Company exercised its option to purchase the Jena Facility for approximately $15,300,000. The Jena Facility is located in Jena, Louisiana and was used to house juvenile inmates. The facility is situated on approximately 100 acres, consists of an approximately 62,400 square foot structure and has a capacity for 276 beds. At the same time as the Company acquired the Jena Facility, the Company entered into a lease with WCC for such facility at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to the Company without regard to occupancy. The Jena Facility was operated by Wackenhut Corrections under an operating agreement with the State of Louisiana, which has been terminated. Wackenhut Corrections does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, Wackenhut Corrections is obligated under the terms of the lease to continue to make rental payments to the Company.

     As a result of the termination of Wackenhut Correction’s operating contract, the Jena Facility no longer is included in the Company’s pledge pool Borrowing Base described in the Bank Credit Facility.

     On May 14, 2002, the Company announced that it had entered into an Agreement to Purchase and Sell, under which the State of Louisiana was expected to acquire the Jena Facility from the Company. The Agreement to Purchase and Sell was contingent on several events over which the Company had no control, including the approval by the State of Louisiana of funding for the purchase and operation of the Facility, which the State Legislature did not provide. Consequently, the Agreement to Purchase and Sell, which specified that the closing would occur on or before October 18, 2002, was not extended and has expired. As a result of the expiration of the Agreement to Purchase and Sell, the Jena Facility is not offered for sale and is held and used in continuing operations along with the other facilities of the Company.

     With the exception of the Hobbs Facility and the Lawton Facility, the carrying value of each of the Company’s facilities is less than 10% of the Company’s total assets as of December 31, 2002. For federal income tax purposes, the Company’s tax basis in each facility is generally the purchase price paid by the Company. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight line method, which equates to a rate of 2.5%. Other assets associated with the facilities may be depreciated by the Company using applicable useful lives.

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

	Date Exclusive	Design
Facility and Location	Option Expired	(Bed) Capacity

Guadalupe County Correctional Facility, Santa Rosa, N.M	1/31/01	600

Val Verde County Detention Center, Del Rio, TX	8/20/01	600

Western Regional Detention Facility, San Diego, CA	7/24/01	900

Rivers Correctional Institution Winton, NC	2/28/02	1,200

Leases and Subleases with Wackenhut Corrections

     Simultaneous with the Company’s acquisition of the WCC Facilities, the Company leased such facilities either directly to Wackenhut Corrections or to WCCRE LLC, which in turn subleases such facilities to Wackenhut Corrections. The sublease structure is used in those instances where Wackenhut Corrections is required by a contracting governmental entity in connection with the award of a facility operating agreement to afford the governmental entity the right to assume a lease of such facility (or designate another facility operator to assume the lease of such facility) at a fixed rental rate in the event of the early termination of the operating agreement upon the occurrence of certain events. Generally, in those instances where a sublease is created for the contracting governmental entity (or its designated replacement operator) to assume, the term of the sublease is commensurate with the term of the operating agreement originally entered into between Wackenhut Corrections and the governmental entity, thereby affording the governmental entity the ability to plan and effectuate an orderly relocation of its inmates to another facility in the event of early termination of its operating agreement with Wackenhut Corrections. However, regardless of whether the sublease structure is created for an individual facility, Wackenhut Corrections, at all times, remains primarily liable to the Company under the leases.

     Because the leases on the WCC Facilities are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of such governmental entities or allow Wackenhut Corrections the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals (“RFP”). Therefore, in such instances Wackenhut Corrections requests that the Company enter into the lease with WCCRE LLC., which in turn enters into a more basic fixed rental rate sublease with Wackenhut Corrections, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to the Company’s review and approval. The Company has leased the following WCC Facilities to WCCRE LLC., each of which in turn is subleased to Wackenhut Corrections: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. The Company has leased the following WCC Facilities, directly to Wackenhut Corrections: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Lawton Facility and the Karnes Facility.

     Leases

     The Company leases each of the WCC Facilities to Wackenhut Corrections or to WCCRE LLC. Each such facility is the subject of a separate lease that incorporates the provisions of a master lease (the “Master Lease”) between the Company and Wackenhut Corrections. The lease of each such facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease of each such facility provides for an initial term of 10 years (the “Fixed Term”) and may be extended by Wackenhut Corrections for three additional five-year terms beyond the Fixed Term (the “Extended Terms”) at a fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such an agreement, as determined by binding arbitration. In addition, an individual lease will be automatically extended on the same terms (including the then applicable base rent and Base Rent Escalation) as reflected in the applicable lease if there is at such time an unexpired sublease with respect to such facility. The Fixed Term and Extended Terms under each lease shall be subject to earlier termination upon the occurrence of certain contingencies described in the lease. Any additional Future Facilities will be leased upon terms and conditions substantially similar to the above-described leases except that the rental rate in the case of any Future Facility acquired during the first five years following the IPO will be the greater of (i) the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or, in the absence of such agreement, by binding arbitration or (ii) 9.5% of the applicable Future Facility Purchase Price. In the case of any Future Facility acquired thereafter, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by the Company and Wackenhut Corrections or in the absence of such an agreement, as determined by binding arbitration.

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

     Maintenance, Modification and Capital Additions. Under each lease of the WCC Facilities as of December 31, 2002, Wackenhut Corrections is required, at its sole cost and expense, to maintain each leased property in good order, repair and appearance and to make structural and non-structural, interior and exterior, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep such leased property in good order and repair. The Company is not required to build or rebuild any improvements to any property leased to Wackenhut Corrections, or to make any repairs, replacements, alterations, restorations or renewals to any leased property.

     Wackenhut Corrections, at its sole cost and expense, may make alterations, additions, changes and/or improvements to each leased property, provided that with respect to an improvement which has a cost of more than $500,000 or which, when aggregated with the cost of all such improvements for any individual leased property in the same lease year, would cause the total cost of all such improvements to exceed $1,000,000 (each such threshold amount increasing 4% per year, cumulatively) the value and primary intended use of such leased property (determined in the Company’s reasonable judgment) is not impaired and the prior written consent of the Company is obtained. All machinery, equipment, furniture, furnishings, and other personal property (except certain excluded proprietary property) installed at the expense of Wackenhut Corrections on any leased property, is required to remain the property of Wackenhut Corrections until the expiration or earlier termination of the lease, at which time the

Company will have an option to purchase such property at appraised fair market value, as determined pursuant to terms of the master lease, upon such expiration or termination. However, the Company’s option in certain cases may be subject to a contracting governmental entity’s superior right to acquire all or a portion of such removable personal property under the terms of its operating contract with Wackenhut Corrections.

     Each lease on the WCC Facilities provides that, at the request of Wackenhut Corrections, the Company may construct one or more new buildings or other improvements to a particular leased property which are not normal or recurring to the maintenance of such leased property (a “Capital Addition”). A Capital Addition to a leased property may necessitate an amendment to an existing lease or new lease agreement setting forth any changes in the premises, rent, or other similar terms of the lease as a result of the Capital Addition. In certain situations, a Capital Addition to a leased property may be made directly by Wackenhut Corrections and financed by third parties with the prior written consent of the Company. In the case of a Capital Addition not undertaken or financed by the Company, the Company has an option to acquire and lease back to Wackenhut Corrections such Capital Addition for a period of one year following the date Wackenhut Corrections first receives inmates or detainees in such Capital Addition. The purchase price of such Capital Addition is required to be 105% (or such lower percentage as may be agreed to by Wackenhut Corrections) of the Total Facility Cost of such Capital Addition. Fair market rental rates for a Capital Addition acquired or undertaken by the Company is required to be as mutually agreed upon by the Company and Wackenhut Corrections, or in the absence of such an agreement, as determined by binding arbitration.

     Insurance. Each WCC Facility lease provides that Wackenhut Corrections is required to maintain insurance on each leased property under Wackenhut Corrections’ insurance policies providing for the following coverages: (i) fire, vandalism, earthquake and malicious mischief, extended coverage perils, and all physical loss perils, (ii) comprehensive general public liability (including personal injury and property damage), (iii) loss of rental value or business interruption and (iv) workers’ compensation. Under each lease, the Company has the right to periodically review Wackenhut Corrections’ insurance coverage and provide input with respect thereto. Wackenhut Corrections also certifies to the Company on a quarterly basis, among other things, that the insurance coverage required under each lease to be maintained by Wackenhut Corrections on each WCC Facility is being maintained by Wackenhut Corrections. The Company is required to be named on such policies as an additional insured or loss payee, as the case may be.

     Environmental Matters. Each WCC Facility lease provides that Wackenhut Corrections makes various representations and warranties relating to environmental matters with respect to each leased property. Each WCC Facility lease also requires Wackenhut Corrections to indemnify and hold harmless the Company and any holder of a mortgage, deed of trust or other security agreement on a leased property (a “Company Mortgagee”) from and against all liabilities, costs and expenses imposed upon or asserted against the Company or the leased property on account of, among other things, any federal, state or local law, ordinance, regulation, order or decree relating to the protection of human health or the environment in respect of the leased property. The leases on the WCC Facilities provide, however, that Wackenhut Corrections shall not be liable with respect to matters or events that arise after the commencement date of the applicable lease as a result of the gross negligence or intentional misconduct of the Company.

     Assignment and Subletting. The leases on the WCC Facilities provide that with certain exceptions for service agreements for portions of the leased property in favor of various licensees providing incidental services customarily associated with or incidental to the operations of the leased property, Wackenhut Corrections may not, without the prior written consent of the Company, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer (except to an affiliate of Wackenhut Corrections) any lease or any interest therein, or all or any part of the leased property. The leases on the WCC Facilities further state that except as provided in connection with governmental subleases meeting certain requirements such consent may be granted or withheld by the Company in its sole discretion. An assignment of a lease will be deemed to include any change of control (a “Change of Control”) of Wackenhut Corrections, as if such Change of Control were an assignment of the lease. A “Change of Control” of Wackenhut Corrections means, for purposes of the leases on the WCC Facilities, the sale by Wackenhut Corrections of a controlling interest in Wackenhut Corrections, or the sale or other transfer of all or substantially all of the assets of Wackenhut Corrections. A Change of Control also means any transaction pursuant to which Wackenhut Corrections is merged with or consolidated into another entity, and Wackenhut Corrections is not the surviving entity. The leases on the WCC Facilities further provide that no assignment or sublease will in any way impair the continuing primary liability of Wackenhut Corrections under the leases. The Company will not unreasonably withhold its consent to subleases in favor of governmental entities which are required in connection with an award of an operating contract to Wackenhut Corrections, provided that, among other requirements, any such subleases are inferior and subordinate to the Company’s interest in the facility.

     In addition, if requested by Wackenhut Corrections in order to respond to a RFP for an operating agreement, the Company may agree to provide nondisturbance agreements in favor of governmental entities pursuant to which the Company will agree to recognize and leave the rights of any such governmental sub-tenant undisturbed in the event of a termination of the lease, but only upon a determination by the Company that the provisions of any such governmental subleases are acceptable in the Company’s sole and absolute discretion.

     Damage to, or Condemnation of, a Leased Property. In the event of any damage or destruction to any WCC Facility, Wackenhut Corrections has the obligation to fully repair or restore the same at Wackenhut Corrections’ expense, with the Annual Base Rent proportionately abated during the time of restoration, but only to the extent of any rental interruption insurance proceeds actually received by the Company. If any facility is damaged to such an extent that 50% of the inmate beds at the leased facility are rendered unusable, and if Wackenhut Corrections has fully complied with the insurance obligations with respect to such facility (including maintaining insurance against loss of rents), Wackenhut Corrections may terminate the lease of that facility upon turning over all insurance proceeds and payment of any deductible or uninsured loss with respect to such facility to the Company. Additionally, if the facility is damaged within the last 24 months of the lease term and cannot be restored within six months of the date of the damage, either the Company or Wackenhut Corrections may terminate the lease. However, if Wackenhut Corrections exercises an option to extend the lease term, the Company may not terminate upon such casualty damage or destruction.

     In the event of a condemnation or taking of any leased property neither party shall be obligated to compensate the other for any damage or loss suffered as a consequence of such a taking. In the event of a partial taking, Wackenhut Corrections is obligated to repair the portion not taken, if the same does not render the leased property unsuitable for Wackenhut Corrections’ then use and occupancy, but only to the extent of the condemnation award. Each lease has an apportionment clause which provides generally that the total condemnation award shall be payable to the Company and to Wackenhut Corrections based upon their respective interests.

     Indemnification Generally. Under each WCC Facility lease, Wackenhut Corrections indemnifies, and is obligated to save harmless, the Company from and against any and all demands, claims, causes of action, fines, penalties, damages (including consequential damages), losses, liabilities (including strict liability), judgments, and expenses (including, without limitation, reasonable attorneys’ fees, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of each leased property; (ii) any activity, work, or thing done, or permitted or suffered by Wackenhut Corrections in or about the leased property; (iii) any acts, omissions, or negligence of Wackenhut Corrections or any person claiming under Wackenhut Corrections, or the contractors, agents, employees, invitees, or visitors of Wackenhut Corrections or any such person; (iv) any claim of any person incarcerated, held or detained in the leased property, including claims alleging breach or violation of such person’s civil or legal rights; (v) any breach, violation, or nonperformance by Wackenhut Corrections or the employees, agents, contractors, invitees, or visitors of Wackenhut Corrections, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of Wackenhut Corrections, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of Wackenhut Corrections; (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property; and (viii) any improvements to the leased property in order to comply with the requirements of the Americans with Disabilities Act of 1990, as amended (the “ADA”).

     Under each WCC Facility lease, the Company indemnifies, and is obligated to save harmless, Wackenhut Corrections from and against all liabilities, costs and expenses (including reasonable attorneys’ fees) imposed upon or asserted against Wackenhut Corrections as a result of the Company’s gross negligence or intentional misconduct.

     Events of Default. An event of default will be deemed to have occurred under the Master Lease and any individual Lease if Wackenhut Corrections fails to perform any covenant and does not diligently undertake to cure the same after 30 days’ notice from the Company; if the interest of Wackenhut Corrections in any leased property is levied upon or attached and is not discharged in a specified period of time; or if any representation or warranty of Wackenhut Corrections is incorrect. An event of default will be deemed to have occurred under the Master Lease and all of the leases on the WCC Facilities, if, among other things, Wackenhut Corrections fails to pay any rent within 15 days after notice of non-payment from Company; if any bankruptcy proceedings are instituted by or against Wackenhut Corrections and, if against Wackenhut Corrections, such bankruptcy proceedings are not dismissed within 90 days; if any material part of the property of Wackenhut Corrections is levied upon or attached in any proceeding and not discharged within a specified period of time; if Wackenhut Corrections defaults in any payment of any obligations for borrowed money having a principal balance in excess of $25.0 million; or if Wackenhut

Corrections is the subject of a non-appealable final judgment in an amount greater than $10.0 million, which is not covered by insurance or discharged by Wackenhut Corrections within a specified period of time.

     In the event of any event of default referable to a specific WCC Facility lease, the Company may evict Wackenhut Corrections from such leased property and either terminate the lease or re-let the leased property. However, the Company will have certain duties to mitigate its losses in the exercise of such remedies. In either event, Wackenhut Corrections shall remain responsible for the rent provided in the lease for such leased property for the remaining period of the term in excess of rents received by the Company from any successor occupant. Alternatively, at the Company’s option, the Company will be entitled to recover all unpaid Rent then due plus the present value of the Rent for the unexpired term at the time of the award, subject to the Company’s obligation to deliver and pay-over to Wackenhut Correction any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by Wackenhut Corrections. In addition, the Company may exercise any other rights that it may have under law. In the event the Company evicts Wackenhut Corrections from a leased property, the Master Lease will remain in full force and effect for all other leased properties. With respect to Wackenhut Correction’s failure to timely pay Rent and with respect to certain nonmonetary events of default under the master lease, the Company shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.

     The leases on the WCC Facilities will be governed by and construed in accordance with Florida law (but not including Florida’s conflict of laws rules) except for certain procedural laws which must be governed by the laws of the location of each leased property. Because the facilities are located in various states, the leases on the WCC Facilities may be subject to restrictions imposed by applicable local law. Neither the Master Lease nor any of the other agreements entered into by Wackenhut Corrections in connection with the Formation Transactions prohibits or otherwise restricts the Company’s ability to lease properties to parties (domestic or foreign) other than Wackenhut Corrections.

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

     The Broward Facility Sublease. WCCRE LLC has entered into a sublease (the “Broward Sublease”) with Wackenhut Corrections for the use of the Broward Facility. In connection with the IPO, the Company entered into a lease with WCCRE LLC pursuant to which it will recognize and agree to leave undisturbed the Broward Sublease. While the Broward Sublease is a triple-net lease, the annual rent payable under the Broward Sublease is below the annual rent payable under the relevant lease and the provisions of the sublease are generally not as favorable to the lessor as the comparable provisions of the relevant lease. If the operating agreement between Wackenhut Corrections and Broward County is terminated for a reason other than a default by Wackenhut Corrections during the initial five-year term expiring in February 2003, the Broward County Sheriff is required under the operating agreement to assume the obligations of Wackenhut Corrections under the Broward Sublease through February, 2003, and in the event of such assumption, may exercise the three consecutive five year renewal options contained in the Broward Sublease. Wackenhut Corrections will nevertheless remain obligated to the Company for performance under the lease for the entire term of the Broward Sublease. If Wackenhut Corrections defaults on its obligations under the lease, the Company will be required to permit the Broward County Sheriff to occupy the Broward Facility under the terms of the Broward Sublease at a rental rate and upon terms which are not as favorable to the Company as those of the lease.

     The California Facilities Subleases. WCCRE LLC has entered into a series of subleases (collectively the “California Subleases”) with Wackenhut Corrections for the use of the California Facilities. In connection with the IPO, the Company entered into a series of leases with WCCRE LLC pursuant to which the Company will recognize and agree to leave undisturbed the California Subleases. Except for the base rent, the terms and provisions of each of the California Subleases are identical. With the exception of the sublease of the McFarland Facility which expired in January 1999, the term of each of the California Subleases is 120 months expiring December 16, 2007 and is coterminous with a ten year facility operating agreement entered into between Wackenhut Corrections and the State of California for each such facility. Each of the California Subleases provides for certain “termination rights” in favor of the State of California under which the State of California has the option, in the event of early termination of the operating agreement between the State of California and Wackenhut Corrections, to cause Wackenhut Corrections’ interest under each of the California Subleases to be assigned to the State of California or to a replacement operator approved by the State. The California Subleases may not be modified without the prior written approval of the State of California. While the California Subleases are triple-net leases, the provisions of such subleases are generally not as favorable to the lessor as the comparable provisions of the relevant leases. If Wackenhut Corrections defaults on its obligations under the leases, the Company will be required to permit the contracting government entity to occupy the California Facilities under the provisions of the sublease. The annual base rent under the sublease is not subject to adjustment for cost of living increases or any other reason. As a result, the annual rent payable under the California Subleases may, during some portion of the term of the applicable master leases, fall below the annual rent payable under such leases. Wackenhut Corrections will nevertheless remain obligated to the Company for performance under such leases for the entire term of the California Subleases.

     The Jena Facility. In March 1997, Wackenhut Corrections acquired, by assignment, all of the right, title and interest of the LaSalle Parish Hospital District No. 2 (the “Hospital District”) under a Cooperative Endeavor Agreement dated January 30, 1995 (the “Louisiana Operating Agreement”) entered into between the LDOC and the Hospital District. The Louisiana Operating Agreement contemplates the construction of a 276-bed juvenile correctional facility through the issuance of bonds secured by a mortgage on the Jena Facility (the “Mortgage Debt”). The contemplated Mortgage Debt for the facility was not obtained and Wackenhut Corrections, upon its acquisition of the interest of the Hospital District under the Louisiana Operating Agreement, privately financed the cost of construction of the facility. On January 7, 2000 the Company acquired the Jena Facility from Wackenhut Corrections. The Louisiana Operating Agreement, was terminated as of July 1, 2000. Wackenhut Corrections does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, Wackenhut Corrections continues to make rental payments to the Company and maintain the facility.

Relationship With Wackenhut Corrections Corporation

     Wackenhut Corrections is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. Wackenhut Corrections was founded in 1984 as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to industry reports, Wackenhut Corrections is the second largest provider of privatized correctional and detention services in the United States and the largest provider of such services abroad, based upon the number of beds under management. As of December 29, 2002, Wackenhut Corrections had 57 correctional and detention facilities under contract or award, with an aggregate design capacity of approximately 42,000 beds (with many of such facilities being leased by Wackenhut Corrections from the contracting government entity).

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

     On March 8, 2002, The Wackenhut Corporation, which was the parent company and 57% owner of WCC, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. Prior to May 8, 2002, The Wackenhut Corporation and WCC were each traded individually on the New York Stock Exchange under the symbols “WAK” and “WHC”, respectively. On May 8, 2002, the merger was completed. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. WCC continues to be publicly traded and listed on the NYSE. Group 4 Falck has announced its intention to explore and possibly pursue various means by which it may divest itself of the 57% ownership interest it now holds in WCC. For further information and details, please refer to news releases and Securities and Exchange Commission filings of The Wackenhut Corporation and Wackenhut Corrections Corporation, and statements or reports released by Group 4 Falck.

     Following the merger, George Wackenhut and Richard Wackenhut resigned as members of the WCC Board of Directors, but continue as members of the Board of Trustees of Correctional Properties Trust. In addition, George Zoley, who resigned as Chairman of the Correctional Properties Trust Board of Trustees in September 2002, became Chairman of the WCC Board of Directors.

     The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger. The average remaining life on these eleven leases as of December 31, 2002 is approximately 5.75 years.

Leases on North Carolina Facilities

The Mountain View Lease Agreement

     The Mountain View Facility is leased to the State of North Carolina (the “State”) pursuant to a lease agreement dated June 19, 1997. The Mountain View Facility lease term commenced on December 1, 1998. The lease agreement is for an initial term of ten years, with two automatic extensions of ten years each, for a total term of thirty years. The State can terminate the lease at the end of any term or renewal term by giving the lessor at least 180 days advance written notice.

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

     The State, commencing at the end of the sixth year of the Mountain View Lease Agreement, and at the end of each lease year thereafter, has the option to purchase the Mountain View Facility. The State’s purchase price under the option to purchase in year six (December 2004) is approximately $26,200,000, and the option purchase price at the end of each subsequent lease year, as specified in the lease agreement, is at predetermined declining amounts.

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

     The State, commencing at the end of the sixth year of the Pamlico lease agreement, and at the end of each lease year thereafter, has the option to purchase the Pamlico Facility. The State’s purchase price under the option to purchase in year six (August 2004) is approximately $25,230,000, and the option purchase price at the end of each subsequent lease year, as specified in the lease agreement, is at predetermined declining amounts.

The Bank Credit Facility

     The Company currently has a $110 million bank credit facility with Bank of America (the “Bank Credit Facility”), which matures on October 1, 2003. The Bank Credit Facility may be used to finance the acquisition of correctional and detention facilities, the expansion of existing facilities and for working capital requirements. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility on terms acceptable to the Company.

     The Bank Credit Facility is secured by the Company’s facilities other than the North Carolina Facilities, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company’s facilities or the aggregate of the appraised value of such facilities (the “Total Value”). Under the terms of the Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 95% of net income (subject to certain adjustments) in any calendar year or 100% of funds available for distribution in any calendar quarter. Borrowings under the Bank Credit Facility bear interest on Eurodollar loans at a variable rate equal to: (I) LIBOR plus 175 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 3.00 to 1.00 (II) LIBOR plus 200 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 3.50 to 1.00 but greater than 3.00 to 1.00 (III) LIBOR plus 225 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 4.00 to 1.00 but greater than 3.50 to 1.00 (IV)LIBOR plus 250 basis points if the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA is less than or equal to 4.50 to 1.00 but greater than 4.00 to 1.00; in each case, calculated based on interest periods of one, two, three, six or nine months at the option of the Company. The Eurodollar Rate Margin described above in the amended Bank Credit Facility was 2.25% at December 31, 2002. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Bank Credit Facility, the Company paid fees of approximately $2.2 million. In addition, the Company paid fees and expenses of approximately $0.8 million in connection with the amendments to the Bank Credit Facility in 2001. As of December 31, 2002, the amount of outstanding indebtedness under the Bank Credit Facility was $74.0 million.

     As of December 31, 2002, $74 million was drawn on the $110 million Bank Credit Facility. As of December 31, 2002, the Company had $36 million available borrowing capacity under its Bank Credit Facility, including $5 million which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

     The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility which was 2.25% at December 31, 2002. The fair value of the interest rate swaps at December 31, 2002 is a liability of $2,619,000.

     The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause a facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility.

     WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company’s pledge pool Borrowing Base described in the Bank Credit Facility.

Competition

     The facilities are, and any additional correctional and detention facilities acquired by the Company will be, subject to competition for inmates from private prison managers and possibly governmental entities. In addition, operating revenues of the Company’s correctional and detention facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. The Company is subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

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

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner’s ability to sell such real estate or to borrow funds if the borrower is using such real estate as collateral. Neither the Company, Wackenhut Corrections nor any of their affiliates has been notified by any government authority of any material non-compliance, liability or other claim in connection with any of the WCC Facilities and neither the Company, Wackenhut Corrections nor any of their affiliates is aware of any other environmental condition with respect to any of the WCC Facilities that is likely to be material to the Company. Phase I environmental assessments have been obtained for all of the WCC Facilities. No assurance can be given that such investigation would reveal all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to the Company or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability or limitation on use of properties. The leases provide that Wackenhut Corrections will indemnify the Company for certain potential environmental liabilities at the WCC Facilities. See “Item 1. Business-Leases-Environmental Matters.”

     Americans With Disabilities Act. The facilities are subject to the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities, such as correctional facilities, be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Receipt of a satisfactory ADA compliance report is required prior to the Company’s acquisition of each facility. Nonetheless, under the Master Lease, Wackenhut Corrections is required to make any necessary modifications or improvements to comply with the ADA and to indemnify the Company from any liabilities in connection therewith.

Tax Considerations and Tax Status of the Company

     The Company has elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 1998. If the Company qualifies for taxation as a REIT, with certain exceptions, the Company will not be subject to federal income tax at the corporate level on its taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its annual real estate investment trust taxable income. Although the Company believes it operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal or tax considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Trustees to revoke the REIT election if the Board of Trustees and the holders of two-thirds of all outstanding shares of beneficial interest of the Company determine that such factors make it no longer beneficial to qualify as a REIT.

Policies and Objectives With Respect to Certain Activities

     The following is a discussion of the Company’s investment objectives and policies, financing policies and policies with respect to certain other activities. These policies are determined by the Board of Trustees and may be amended or revised from time to time at the discretion of the Board of Trustees without a vote of the Company’s shareholders.

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

     Subject to the general investment guidelines referenced above, the Company considers a variety of specific factors in evaluating potential investments in correctional or detention facilities, including: (i) the reputation and creditworthiness of the current owner, manager or developer of the facility, (ii) the proposed terms for purchasing the facility, (iii) the proposed terms for leasing the facility, including rental payments and lease term, (iv) the quality of construction of the facility, (v) the quality of operations at an existing facility or the quality of other operations of a prison manager for a new facility, (vi) the relationship between the prison manager and the contracting government entity, and (vii) the status of existing facilities as facilities accredited by the American Correctional Association (the “ACA”). The ACA is a multi-disciplinary organization of professionals representing all levels and facets of the corrections and criminal justice industry, including federal, state and military correctional facilities in prisons, county jails and detention centers, probation and parole agencies, and community corrections/half-way houses. Comprised of 70 chapters and affiliated organizations, as well as individual members numbering more than 20,000, the ACA serves as the umbrella organization for all areas of corrections, and provides a broad base of expertise in this industry.

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

     There are no limitations on the percentage of the Company’s assets that may be invested in any one property, venture or type of security. The Board of Trustees may establish limitations as it deems appropriate from time to time, including limitations necessary to maintain the Company’s qualification as a REIT. No limitations have been set on the number of properties in which the Company will seek to invest or on the concentration of investments in any one geographic region.

     Disposition Policies; Wackenhut Corrections’ Right of First Refusal. The Company has no current intention to dispose of any of the Facilities, although it reserves the right to do so if the Board of Trustees determines that such action would be in the best interests of the Company. Wackenhut Corrections has a right of first refusal with respect to any sale of Facilities acquired from Wackenhut Corrections. See “The Formation Transactions” and “Leases” for a more detailed discussion of the terms and conditions of Wackenhut Corrections’ right of first refusal.

     Financing Policies. The Company’s capital structure at December 31, 2002 consisted of 49% equity and 51% debt. As of December 31, 2002, the debt of the Company was comprised of $74.0 million outstanding under the Bank Credit Facility and $56.8 million of Bonds outstanding, which are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. The Company determines its financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. The Company has established the Bank Credit Facility which may be used to finance the acquisition of additional correctional and detention facilities (including the Option Facilities and the Future Facilities), the expansion of existing facilities and for working capital requirements. If the Board of Trustees determines that additional funding is desirable, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the Code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.

     Indebtedness incurred by the Company may be in the form of publicly or privately placed debt instruments or financings from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the facilities owned by the Company. There are no limits on the number or amounts of mortgages or other interests which may be placed on any one facility. In addition, such indebtedness may be with or without recourse to all or any part of the facilities of the Company or may be limited to the particular facility to which the indebtedness relates.

     The proceeds from any borrowings may be used for the payment of distributions and working capital or to refinance indebtedness or to finance acquisitions, expansions or developments of new facilities.

     In the event that the Board of Trustees determines to raise additional equity capital, the Board of Trustees has the authority, without shareholder approval, to issue additional Common Shares or Preferred Shares of the Company. The Bylaws require the approval of at least two-thirds of the members of the Board of Trustees for the Company to issue equity securities, other than Common Shares issued (a) for at least the fair market value thereof at the time of issuance as determined in good faith by a majority of the Board of Trustees, (b) pursuant to any share incentive or option plans of the Company, or (c) in a bona fide underwritten public offering managed by one or more nationally recognized investment banking firms. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering could cause a dilution of a shareholder’s investment in the Company.

     Working Capital Reserve Policies. The Company maintains working capital reserves (and when not sufficient, access to borrowings) in amounts that the Board of Trustees determines to be adequate to meet normal contingencies in connection with the operation of the Company’s business and the management of its investments.

     Conflicts of Interest Policies. The Company has adopted certain policies designed to minimize potential conflicts of interest. However, there can be no assurance that these policies always have been or will be successful in eliminating the influence of such conflicts. The Declaration of Trust requires that at least a majority of the members of the Board of Trustees be comprised of “Independent Trustees,” defined therein as individuals who qualify as trustees but who are neither an officer nor an employee of the Company or its affiliates, nor a director, trustee, officer or employee of, or other person who has a material financial interest in, any of (i) The Wackenhut Corporation or Wackenhut Corrections, or (ii) any lessee or tenant of a facility owned by the Company or by the Company’s affiliates, or (iii) any owner, lessee or tenant of any facility financed by the Company or by the Company’s affiliates, other than any such owner, lessee or tenant which is an affiliate of the Company, or (iv) any management company operating any facility owned or financed by the Company or by the Company’s affiliates, or (v) an affiliate of any of the foregoing. The Declaration of Trust provides that such provisions relating to Independent Trustees may be amended with the approval by the shareholders by the affirmative vote of two-thirds of all of the votes entitled to be cast on such matters. In addition, the Bylaws provide that the selection of operators for the Company’s facilities and the entering into and consummation of any agreement or transactions with Wackenhut Corrections or its affiliates, including, but not limited to, the negotiation, enforcement and renegotiation of the terms of any lease of any of the Company’s facilities with such parties, be approved by the Company Independent Committee which must consist solely of Independent Trustees.

     Other Policies. The Company operates in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company does not (i) invest in the securities of other issuers for the purpose of exercising control over such issuer, (ii) underwrite securities of other issuers or (iii) trade actively in loans or other investments.

     Although it does not currently intend to do so, the Company may make investments other than as previously described, provided that such investments do not disqualify the Company from its REIT status. The Company may repurchase or otherwise reacquire Common Shares or any other securities it may issue and may engage in such activities in the future. The Board of Trustees has no present intention of causing the Company to repurchase any of the Common Shares, and any such action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code and the Treasury Regulations. Although it may do so in the future, the Company has not issued Common Shares or any other securities in exchange for property, nor has it reacquired (other than the 1,000 founder’s shares) any of its Common Shares or any other securities. The Company may make loans to third parties, including, without limitation, to joint ventures in which it decides to participate. Such loans generally require the approval of the Board of Trustees, and loans to Wackenhut Corrections and its affiliates or to a joint venture in which Wackenhut Corrections participates require the approval of the Company’s Independent Committee.

     At all times, the Company intends to make investments in such a manner as to be consistent with the requirements of the Code to qualify as a REIT, and the Board of Trustees shall endeavor to take no action which disqualifies the Company as a REIT or otherwise causes the revocation of the Company’s election to be taxed as a REIT without the affirmative vote of the holders of not less than two-thirds of the shares of the Company entitled to vote on such matter.

Website

     The Company’s filings with the Securities and Exchange Commission are available, via a link to the Securities and Exchange Commission’s website, along with the Company’s annual report, at the Company’s website located at www.CorrectionalPropertiesTrust.com.

Item 2.     Properties.

     For a description of the facilities owned and leased by the Company, see “Item 1. Business.” The Company also leases 2,600 square feet of office space at an annual rent of approximately $42,000. The term of such lease expires on May 31, 2005.

Item 3.     Legal Proceedings.

      Owners and operators of privatized correctional and detention facilities are subject to a variety of legal proceedings arising in the ordinary course of operating such facilities, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a correctional or detention facility, but may also be brought against the owner. Although the Company is not currently a party to any legal proceeding, it is possible that in the future the Company could become a party to such proceedings. Wackenhut Corrections is a party to certain litigation relating to the Company’s facilities arising in the ordinary course of operations, as well as other litigation. The Company does not believe that such litigation, if resolved against Wackenhut Corrections, would have a material adverse effect upon the Company’s business, financial position or results of operations, unless the ability of Wackenhut Corrections to perform under the Company’s leases was impaired. All of the leases between Wackenhut Corrections and the Company provide that Wackenhut Corrections is responsible for claims based on personal injury and property damage at the Company’s facilities and require Wackenhut Corrections to maintain insurance for such purposes.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters.

     Since April 23, 1998, the Company’s Common Shares have been listed on the New York Stock Exchange (“NYSE”) under the symbol “CPV.” The following table sets forth the range of high and low sales prices for the Common Shares for the period from January 1, 2001 to December 31, 2002, as reported by NYSE.

	2002		2001

	High	Low	High	Low

First Quarter	$19.59	$16.00	$11.94	$9.63
Second Quarter	22.00	17.79	14.25	11.95
Third Quarter	23.00	17.65	16.00	11.95
Fourth Quarter	22.95	18.50	17.34	13.75

     As of March 11, 2003, there were 7,428,550 shares of Common Shares outstanding, held by 111 shareholders of record. The Company believes that certain holders of record hold a substantial number of Common Shares as nominees for a significant number of beneficial owners.

Recent Sales of Unregistered Securities

     None.

Distributions

     Subsequent to the IPO, the Company has paid regular quarterly distributions to its shareholders. The Board of Trustees, in its sole discretion, has determined the actual distribution rate based on the Company’s actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. In 2002, the Company paid four cash dividend distributions (each in the amount of $.40 per common share) totaling $1.60 per common share, which was classified for federal tax reporting purposes as 62.4% as ordinary income and 37.6% as return of capital. In 2001, the Company paid four cash dividend distributions (three in the amount of $.365 per common share and one in the amount of $.375 per common share) totaling $1.47 per common share, which was classified for federal tax reporting purposes as 46.3% as ordinary income and 53.7% as return of capital.

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, funds from operations should be examined in conjunction with the Company’s consolidated financial statements and information included elsewhere in this report. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) consistently applied and should not be considered an alternative to net income as an indication of the Company’s performance or to cash flows as a measure of liquidity or ability to make distributions. The Company’s funds from operations are not comparable to funds from operations reported by other REITs that do not define the term using the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or that interpret the current NAREIT definition differently than does the Company.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2002 regarding the Company’s compensation plans under which equity securities are authorized for issuance.

Number of Securities
Remaining Available
For Issuance Under
	Number of Securities		Equity
	To Be Issued	Weighted Average	Compensation
	Upon The Exercise	Price of	Plans (Excluding)
	Of Outstanding	Outstanding	Securities Reflected
	Options	Options	in Column (a)

PLAN CATEGORY	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	623,100	$18.32	202,250
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	623,100	$18.32	202,250

Item 6.     Selected Financial Data.

     The selected consolidated financial data set forth below are derived from the Company’s consolidated financial statements which appear elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

					For The
					Period From
	Year	Year	Year	Year	2/18/98
	Ended	Ended	Ended	Ended	(Inception)
	12/31/02	12/31/01	12/31/00	12/31/99	to 12/31/98
(In thousands, except per share amounts)
OPERATING RESULTS
Revenue	$30,204	$27,431	$22,711	$20,329	$8,628
Net income	10,128	8,950	8,444	8,728	5,386
Weighted average shares outstanding, diluted	7,259	7,164	7,130	7,130	5,546
Net income per share, diluted	1.40	1.25	1.18	1.22	0.97
Funds from operations (A)	17,261	15,462	13,786	13,612	7,276
Funds from operations per share, diluted (A)	2.38	2.16	1.93	1.91	1.31

DIVIDENDS
Cash distribution per share	$1.60	$1.47	$1.46	$1.43	$.60

BALANCE SHEET DATA (DECEMBER 31, 2002, 2001, 2000, 1999 and 1998)
Real estate properties, net	$246,229	$253,362	$210,324	$200,415	$137,597
Total assets	262,589	266,847	213,775	203,548	142,764
Revolving line of credit	74,000	80,000	81,400	69,200	9,000
Bonds payable	56,780	57,475	—	—	—
Total liabilities	135,133	142,978	84,832	72,788	10,765
Total shareholders’ equity	127,456	123,869	128,943	130,760	131,999

(A) See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Funds from Operations” for the definition of Funds from Operations as well as a reconciliation of net income, in accordance with generally accepted accounting principles, to Funds from Operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

Forward-Looking Statements

     Management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that are based on current expectations, estimates and projections about the business marketplace in which Correctional Properties Trust (the “Company”) operates. This section of the annual report also includes management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

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

     The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company’s investment criteria, from both private prison managers, developers and government entities, to expand its existing facilities, and to lease all such facilities under long-term leases to qualified third-party operators. On March 16, 2001 and June 28, 2001, the Company acquired the Mountain View Facility and Pamlico Facility, respectively, which are both leased to the State of North Carolina, and operated by the North Carolina Department of Correction. With the exception of the Mountain View Facility and Pamlico Facility, the Company’s remaining facilities are privately managed facilities that are leased to and operated by Wackenhut Corrections Corporation (“WCC”).

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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in its financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. Management believes our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002.

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

          Depreciation of Real Estate

     Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. Management is required to make subjective evaluations of the estimated useful lives of its properties, which directly impacts the Company’s net income.

          Impairment of Long-lived Assets

     Management reviews the recorded value of its real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. Management has reviewed the Company’s long-lived assets and has determined that there are no events requiring impairment loss recognition. The method used to determine impairment would be based on estimates of undiscounted operating cash flows over the remaining amortization period for the related long-lived assets. The Company would measure impairment as the difference between fair value and the net book value of the related asset.

          Interest Rate Swaps

     In accordance with the Bank Credit Facility, the Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate bank debt obligations. These interest rate swaps exchange floating interest rate LIBOR payments on certain established notional amounts for fixed rate interest payments on the same notional amounts. The Company recognizes its interest rate swap derivatives on the balance sheet at fair value, which is determined by the counter party, as either an asset or a liability. Management of the Company determined the interest rate swaps to be effective cash flow hedges, and therefore, changes in the fair value of these swap agreements are recorded in accumulated other comprehensive loss, which is a component of shareholders’ equity.

          Stock Options

     The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its employee stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans” and Note 5 “Share Option and Incentive Plans” in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002.

FINANCIAL CONDITION

Results of Operations

2002 Compared with 2001

     For the twelve months ended December 31, 2002, rental revenues increased to $30,017,000 from $27,320,000 for the twelve months ended December 31, 2001. The 10% increase in rental revenues resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001, which increased rental revenue by $0.7 million and $1.6 million, respectively. The balance of the increase is primarily due to rent escalations, based on the Consumer Price Index (“CPI”), on certain of the remaining facilities.

     Depreciation for the twelve months ended December 31, 2002 increased to $7,133,000 from $6,512,000 for the twelve months ended December 31, 2001. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in a 10% increase in depreciation from 2001 to 2002.

     General and administrative expenses for the twelve months ended December 31, 2002 decreased 9% to $1,525,000 from $1,673,000 for the twelve months ended December 31, 2001. The decrease in general and administrative expense is primarily due to a decrease in professional fees.

     Interest expense increased to $11,418,000 for the twelve months ended December 31, 2002 from $10,296,000 for the twelve months ended December 31, 2001. The increase is primarily due to interest on the Bonds issued by a wholly-owned subsidiary of the Company on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility offset by a reduction in interest on the Credit Facility.

     Net income for the twelve months ended December 31, 2002 increased to $10,128,000 from $8,950,000 for the twelve months ended December 31, 2001.

2001 Compared with 2000

     For the twelve months ended December 31, 2001, rental revenues increased to $27,320,000 from $22,690,000 for the twelve months ended December 31, 2000. The 20% increase in rental revenues resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001. The balance of the increase is primarily due to rent escalations, based on the Consumer Price Index (“CPI”), on the initial facilities acquired at the IPO.

     Depreciation for the twelve months ended December 31, 2001 increased to $6,512,000 from $5,342,000 for the twelve months ended December 31, 2000. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in a 22% increase in depreciation from 2000 to 2001.

     General and administrative expenses for the twelve months ended December 31, 2001 increased 15% to $1,673,000 from $1,450,000 for the twelve months ended December 31, 2000. The increase in general and administrative expense is primarily due to an increase in pension expense associated with the Company’s Senior Executive Retirement Plan along with an increase in directors’ and officers’ insurance.

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

     The Company has a $110 million secured line of credit (the “Bank Credit Facility”), which matures on October 1, 2003. The Bank Credit Facility enables the Company to borrow generally at floating rates based on LIBOR plus the applicable interest rate margin under the Bank Credit Facility; however, it includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn under the Bank Credit Facility, which effectively fixes the interest rate on a significant portion of the borrowings. The Company’s ability to borrow under the secured line of credit is subject to the Company’s compliance with a number of restrictive covenants and other requirements. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility on terms acceptable to the Company. As of December 31, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at December 31, 2002 is a liability of $2.6 million.

     As of December 31, 2002, $74 million was drawn on the $110 million Bank Credit Facility. As of December 31, 2002, the Company had $36 million available borrowing capacity under its Bank Credit Facility, including $5 million which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

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

     The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause a facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. Wackenhut Corrections Corporations (“WCC”) does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company’s Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,895,000.

     The Company expects to meet its long-term liquidity requirements for the funding of real property development and acquisitions by borrowing under the Bank Credit Facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code

     On June 12, 2002, the Company filed a “universal shelf” registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to Rule 415 under the Securities Act of 1933, as amended, which is now effective. The Company may, from time to time, offer its common shares of beneficial interest, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing (collectively, the “Securities”). The Securities may be offered in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in one or more supplements to the prospectus, and may only be offered pursuant thereto. The registration statement is intended to provide the Company flexibility to raise up to $250 million from the offering of the Securities, subject to market conditions and capital needs. Net proceeds from the offering may be used by the Company to acquire correctional properties, repay outstanding debt, and for general working capital purposes.

     The Company’s business strategy is to acquire correctional and detention facilities, and, as a result, the Company incurs professional fees and acquisition related costs in connection with the evaluation of potential acquisitions. Other Assets in the accompanying Consolidated Balance Sheet as of December 31, 2002 includes approximately $160,000 of such evaluation costs incurred in 2002 in conjunction with a potential acquisition. In the event this acquisition is not completed, this amount will be expensed in 2003.

Contractual Obligations and Contingent Liabilities and Commitments

     The following table aggregates the Company’s expected contractual obligations and commitments after December 31, 2002:

		Payments due by period

		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
(In thousands)
Debt	$130,780	$74,925	$2,675	$4,050	$49,130
Operating Leases	$112	$45	$67	$—	$—

     The Company’s Bank Credit Facility, which had an outstanding balance of $74.0 million at December 31, 2002, matures on October 1, 2003. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility on terms acceptable to the Company.

Funds from Operations

     Management believes Funds From Operations (“FFO”) is helpful to investors as a measure of the performance of an equity REIT. Along with cash flows from operating activities, financing activities and investing activities, FFO provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.

     The Company computes FFO in accordance with standards established by the White Paper on Funds from Operations (the “White Paper”) approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in 1995, which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

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

     The following table presents the Company’s FFO for the years ended December 31, 2002, 2001 and 2000:

(Amounts in thousands)	2002	2001	2000

Net Income	$10,128	$8,950	$8,444
Real estate depreciation	7,133	6,512	5,342

Funds from operations	$17,261	$15,462	$13,786

Common shares outstanding
Basic	7,188	7,140	7,130
Diluted	7,259	7,164	7,130

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

     The Company is exposed to market risks inherent in the Company’s financial instruments. These instruments arise from transactions entered into in the normal course of business and relate to the Company’s acquisitions and financing of correctional and detention facilities. The Company is subject to interest rate risk on its existing Bank Credit Facility and any future financing requirements. The Company does not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with the Bank Credit Facility agreement and Board approved policies.

     The Company’s interest rate risk is related primarily to the variable rate Bank Credit Facility, which the Company has sought to reduce by entering into the interest rate swaps. The Company is also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps (which the Company does not anticipate), (iii) its ability to refinance its Bank Credit Facility at maturity and (iv) the impact of interest rate movements on its ability to obtain and maintain adequate financing to fund future acquisitions. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, the Company has entered into the interest rate swaps.

     As of December 31, 2002, $74,000,000 had been drawn on the Bank Credit Facility at an average rate of 8.21% based upon LIBOR plus an applicable margin through January 23, 2003, taking into account the swap agreements described below. No indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of December 31, 2002. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2003 would result in an increase in interest expense for fiscal year 2003 of approximately $80,000.

     The Company’s total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility, which was 2.25% at December 31, 2002. The fair value of the interest rate swaps at December 31, 2002 is a liability of $2.6 million.

     The Bonds outstanding at December 31, 2002 of $56,780,000 under the Trust Indenture are non-recourse to the Company’s subsidiary, which is the obligor under the Bonds, and non-recourse to its sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

Item 8.     Financial Statements and Supplementary Data.

     The Company’s consolidated financial statements for the year ended December 31, 2002 and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 15.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On July 2, 2002, the Company dismissed Arthur Andersen LLP as its independent auditors and engaged Ernst & Young LLP as its new independent auditors. The change in auditors became effective on July 2, 2002. This decision was approved by the Company’s Board of Trustees upon the recommendation of its Audit and Finance Committee.

     During the two fiscal years of the Company ended December 31, 2001, and the subsequent interim period through July 2, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two fiscal years of the Company ended December 31, 2001 or within the interim period through July 2, 2002.

     The audit reports of Arthur Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the two fiscal years of the Company ended December 31, 2001, and the subsequent interim period through July 2, 2002, the Company did not consult with Ernst & Young regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Report of Independent Certified Public Accountants

To The Shareholders
Correctional Properties Trust

     We have audited the accompanying consolidated balance sheet of Correctional Properties Trust (the “Company”)(a Maryland real estate investment trust) as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Correctional Properties Trust as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 14, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Properties Trust at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

West Palm Beach, Florida

January 23, 2003

Report of Independent Certified Public Accountants **

To Correctional Properties Trust:

     We have audited the accompanying consolidated balance sheets of Correctional Properties Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

West Palm Beach, Florida

     January 14, 2002 (except with respect to the matter discussed in Note 10, as to which the date is January 23, 2002)

**Note: This report of the Independent Certified Public Accountants is a copy of the previously issued report and the predecessor auditor, Arthur Andersen LLP, has not reissued the report.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and December 31, 2001

(Amounts in thousands, except share and per share amounts)	2002	2001

Assets
Real estate properties, at cost
Correctional and detention facilities	$271,990	$271,990
Less — accumulated depreciation	(25,761)	(18,628)

Net real estate properties	246,229	253,362
Cash and cash equivalents	4,333	1,429
Restricted cash	7,154	7,122
Deferred financing costs, net	1,566	2,355
Other assets	3,307	2,579

Total assets	$262,589	$266,847

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$4,353	$5,503
Bonds payable	56,780	57,475
Revolving line of credit	74,000	80,000

Total liabilities	135,133	142,978

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 7,349,650 and 7,145,000 shares issued and outstanding	7	7
Capital in excess of par value	135,302	131,470
Distributions in excess of accumulated earnings	(5,234)	(3,871)
Accumulated other comprehensive loss	(2,619)	(3,737)

Total shareholders’ equity	127,456	123,869

Total liabilities and shareholders’ equity	$262,589	$266,847

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands, except per share amounts)	2002	2001	2000

Revenues
Rental	$30,017	$27,320	$22,690
Interest	187	111	21

	30,204	27,431	22,711

Expenses
Depreciation	7,133	6,512	5,342
General and administrative	1,525	1,673	1,450
Interest	11,418	10,296	7,475

	20,076	18,481	14,267

Net income	$10,128	$8,950	$8,444

Net income per common share:
Basic	$1.41	$1.25	$1.18
Diluted	$1.40	$1.25	$1.18

Weighted average number of shares outstanding:
Basic	7,188	7,140	7,130
Diluted	7,259	7,164	7,130

Distributions declared per common share outstanding	$1.60	$1.47	$1.46

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

				Distributions	Accumulated
	Common Shares		Capital in	in excess of	other
			excess of	accumulated	comprehensive
(Amounts in thousands)	Shares	Amount	par value	earnings	loss	Total

Balance, December 31, 1999	7,130	$7	$131,112	$(359)	$—	$130,760
Non-cash compensation charge	—	—	147	—	—	147
Net income	—	—	—	8,444	—	8,444
Distributions to shareholders ($1.46 per share)	—	—	—	(10,408)	—	(10,408)

Balance, December 31, 2000	7,130	7	131,259	(2,323)	—	128,943
Exercise of stock options	15	—	167	—	—	167
Non-cash compensation charge	—	—	44	—	—	44
Net income	—	—	—	8,950	—	8,950
Cumulative effect of change in accounting principle	—	—	—	—	(1,500)	(1,500)
Unrealized loss on derivative instruments	—	—	—	—	(3,660)	(3,660)
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	1,423	1,423

Comprehensive income	—	—	—	—		5,213

Distributions to shareholders ($1.47 per share)	—	—	—	(10,498)	—	(10,498)

Balance, December 31, 2001	7,145	7	131,470	(3,871)	(3,737)	123,869
Exercise of stock options	205	—	3,832	—	—	3,832
Net income	—	—	—	10,128	—	10,128
Unrealized loss on derivative instruments	—	—	—	—	(1,897)	(1,897)
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	3,015	3,015

Comprehensive income	—	—	—	—	—	11,246

Distributions to shareholders ($1.60 per share)	—	—	—	(11,491)	—	(11,491)

Balance, December 31, 2002	7,350	$7	$135,302	$(5,234)	$(2,619)	$127,456

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(Amounts in thousands)	2002	2001	2000

Cash flows from operating activities
Net income	$10,128	$8,950	$8,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate properties	7,133	6,512	5,342
Other amortization	1,234	1,026	587
Changes in operating assets and liabilities:
Other assets	(1,127)	(1,091)	(413)
Accounts payable and accrued expenses	(32)	211	(344)
Deferred revenue	—	(1,877)	188

Net cash provided by operating activities	17,336	13,731	13,804

Net cash used in investing activities
Acquisition of real estate properties	—	(49,550)	(15,251)

Cash flows from financing activities
Distributions to shareholders	(11,491)	(10,498)	(10,408)
Proceeds from exercise of stock options	3,832	167	—
(Repayments) borrowings under revolving line of credit	(6,000)	(1,400)	12,200
Proceeds from issuance of bonds	—	57,535	—
Repayments on bonds	(695)	(60)	—
Restricted cash	(32)	(7,122)	—
Deferred financing costs	(46)	(1,840)	—

Net cash (used in) provided by financing activities	(14,432)	36,782	1,792

Net increase in cash and cash equivalents	2,904	963	345
Cash and cash equivalents, beginning of year	1,429	466	121

Cash and cash equivalents, end of year	$4,333	$1,429	$466

Supplemental disclosure:
Cash paid for interest	$10,574	$8,531	$6,920

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1. ORGANIZATION AND OPERATIONS

     Correctional Properties Trust (the “Company”) was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities. At December 31, 2002, the Company owned thirteen facilities of which eleven were leased to Wackenhut Corrections Corporation (together with its subsidiaries, “WCC”) and two were leased to the State of North Carolina. The Company operates in only one segment.

     On April 28, 1998, the Company commenced operations after completing its initial public offering (the “IPO”). Simultaneous with the completion of the IPO, the Company acquired the following eight correctional and detention facilities (the “Initial Facilities”), located in five states with an aggregate design capacity of 3,154 beds, from WCC for an aggregate purchase price of $113,000,000 (collectively, the “Formation Transactions”):

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

     As part of the Formation Transactions, the Company also entered into agreements with WCC to lease the Initial Facilities back to WCC pursuant to long-term, non-cancelable triple-net leases (the “Leases”) which require WCC to pay all operating expenses, property taxes, insurance and other costs. The Leases provide for an initial term of 10 years that may generally be extended by WCC for three five-year terms at fair market rental rates. The Leases provide for a base rent equal to 9.5% of the total purchase price of each Initial Facility and annual rent escalations equal to the annual increase in the Consumer Price Index—All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the “CPI”), subject to a minimum annual increase of 3% at the end of years one and two and a maximum annual increase of 4% throughout the term of the Leases.

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

     On October 30, 1998, Correctional Properties Trust completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the “Hobbs Facility”) for approximately $26,500,000.

     On January 15, 1999, the Company completed the acquisition of the 600-bed expansion of the Hobbs Facility for approximately $20,000,000 and the Lawton Correctional Facility (the “Lawton Facility”) for approximately $46,000,000. WCC leased the Lawton Facility and the Hobbs Facility from the Company for the same base rent and escalation percentage as the Initial Facilities for an initial term of ten years, with three additional renewal options for terms of five years each. The renewal terms are to be determined by fair market rental rates.

     On January 7, 2000, the Company purchased the Jena Juvenile Justice Center (the “Jena Facility”) from WCC for approximately $15,300,000 using proceeds available under the Bank Credit Facility (See Note 3). WCC has leased the 276-bed facility located in Jena, Louisiana at an initial lease rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length at fair market rental rates. The lease provides for fixed rental payments to the Company without regard for occupancy. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the

Company as required under the terms of the lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company’s pledge pool Borrowing Base described in the Bank Credit Facility.

     On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the “Mountain View Facility”) in Spruce Pine, North Carolina, for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $3,177,100. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina’s option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000 and for predetermined declining amounts at the end of each subsequent lease year. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The Company acquired the Mountain View Facility using the proceeds under the Bank Credit Facility, which was amended to a total capacity of $110,000,000.

     On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties North Carolina Prison Finance LLC (“CP North Carolina”), a newly formed and wholly owned subsidiary of the Company. Concurrently, the Company refinanced the Mountain View Facility using a portion of the proceeds from the issuance of $57,535,000 of Taxable Mortgage Revenue Bonds, Series 2001 (the “Bonds”)(See Note 4. Bonds). This refinancing included repayment of the proceeds drawn under the Bank Credit Facility to purchase the Mountain View Facility.

     On June 28, 2001, CP North Carolina acquired the Pamlico Correctional Facility (the “Pamlico Facility”) in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates in accordance with increases in the CPI, with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $3,062,400. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina’s option. The State of North Carolina has an option to acquire the facility in August 2004, for approximately $25,230,000. At the end of each lease year thereafter, it has an option to purchase the facility for a predetermined declining amount. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The Company acquired the Pamlico Facility using a portion of the proceeds from the issuance of the Bonds (See Note 4.).

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

Deferred Financing Costs

     Deferred financing costs, which include costs of obtaining the Bank Credit Facility and the Bonds, are being amortized on a straight-line basis over the respective term of the debt. This method approximates the effective interest rate method. Accumulated amortization of deferred financing costs at December 31, 2002 and 2001 was approximately $2,523,000 and $1,688,000, respectively.

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

     As of December 31, 2002 and 2001, the Company had investments in thirteen leased real estate properties. Components of these real estate investments at cost are as follows (in thousands):

Land and land improvements	$9,157
Buildings and improvements	262,833

$271,990

Long-Lived Assets

     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, adopted by the Company in 2002, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. If such changes or circumstances exist, management will evaluate estimated undiscounted cash flows over the remaining amortization period for the related long-lived assets. If such undiscounted cash flow estimates are less than the carrying values of the related assets, the Company would measure impairment as the difference between fair value and the net book value of the related asset.

Leases and Rental Income

     All leases are accounted for as operating leases. Lease revenue is recognized on a straight-line basis over the lease term including the impact of the scheduled rent increases for any leases which are determinable in amount at the inception of the lease. Any increases in the lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. The annual minimum rent to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 2002 is as follows (in thousands):

Fiscal year	Annual Rent

2003	$29,819
2004	30,115
2005	30,422
2006	30,739
2007	31,069
Thereafter	23,918

$176,082

     For the year December 31, 2002, the revenue generated from WCC and the State of North Carolina represented 78% and 22%, respectively, of total rental revenue. For the year ended December 31, 2001, the revenue generated from WCC and the State of North Carolina represented 84% and 16%, respectively, of total rental revenue. For the year ended December 31, 2000, the revenue generated from WCC represented 100% of total rental revenue.

Federal Income Taxes

     The Company sought qualification as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code commencing with its taxable period ended December 31, 1998 and each subsequent year. The Company intends to continue to seek to qualify as a REIT in future years. As a result, management believes the Company will generally not be subject to federal income tax on its taxable income at corporate rates to the extent it distributes annually at least 90% of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

     If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income. Such an event could materially affect the Company’s net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2002, 2001 and 2000.

Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts payable and accrued expenses, the Bonds and the revolving line of credit approximate fair value. The fair value of the Company’s interest rate swaps at December 31, 2002 and December 31, 2001 was a liability of approximately $2,619,000 and $3,737,000, respectively, and is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheets.

Interest Rate Swaps

     The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138, on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of December 31, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges. SFAS 133 requires the transition adjustment resulting from adoption of SFAS 133 to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative transition adjustment upon adoption of approximately $1.5 million to increase Accumulated Other Comprehensive Loss to recognize the fair value of its interest rate swap derivative instrument as of the date of adoption.

     The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $2,619,000 and $3,737,000 at December 31, 2002 and 2001, respectively, which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheets. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss. The Company expects to reclassify $2,619,000 of net losses on its derivatives from accumulated other comprehensive income to earnings in 2003.

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

Use of Estimates in the Preparation of Financial Statements

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from those estimates. Significant estimates include the useful lives and related depreciation of real estate properties and the fair value of the derivative financial instruments.

Employee Stock-Based Compensation Plans

     The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its employee stock plans because the exercise prices of the stock options granted equal the market prices of the underlying stock on the dates of grant. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method pursuant to SFAS No. 123, to employee stock-based compensation plans. (In thousands except per share amounts).

	2002	2001	2000

Net income, as reported	$10,128	$8,950	$8,444
Add: stock-based compensation expense included in net income as reported	—	44	147
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(89)	(123)	(352)

Pro forma net income	$10,039	$8,871	$8,239

Net income per share
Basic, as reported	$1.41	$1.25	$1.18
Basic, pro forma	$1.40	$1.24	$1.16

Diluted, as reported	$1.40	$1.25	$1.18
Diluted, pro forma	$1.38	$1.24	$1.16

Comprehensive Income

     The components of the Company’s comprehensive income are as follows (In thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

Net income	$10,128	$8,950	$8,444
Cumulative effect of change in accounting principle	—	(1,500)	—
Unrealized loss on derivative instruments	(1,897)	(3,660)	—
Losses reclassified into earnings from other comprehensive loss	3,015	1,423	—

Comprehensive income	$11,246	$5,213	$8,444

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, requires gains and losses on extinguishment of debt to be classified as part of continuing operations rather than treated as extraordinary, as previously required in accordance with SFAS No. 4. SFAS No. 145 also modifies accounting for subleases where the original lessee remains the secondary obligor and requires certain modifications to capital leases to be treated as a sale-leaseback transaction. The provisions SFAS No. 145 related to the rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. The Company expects that the adoption of SFAS 145 in fiscal 2003 will not have a material impact on its consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual financial statements after December 15, 2002. The Company expects that the adoption of FIN No. 45 in fiscal 2003 will not have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method. The Company has adopted early the disclosure provisions of SFAS No. 148.

3.     BANK CREDIT FACILITY

     The Company currently has a $110 million secured line of credit (the “Bank Credit Facility”) which may be used to finance the acquisition of correctional and detention facilities from WCC and others, to expand current facilities and for general working capital requirements.

     The Company’s ability to borrow under the Bank Credit Facility, which matures on October 1, 2003, is subject to the Company’s ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.25 times Adjusted EBITDA (as defined in the Bank Credit Facility). Prior to September 30, 2002, the covenant previously restricted collateralized borrowings to not greater than 4.5 times Adjusted EBITDA. Additionally, the Bank Credit Facility is secured by eleven of the Company’s thirteen facilities at December 31, 2002. As of December 31, 2002, $74,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.21% based upon LIBOR plus an applicable margin taking into account the swap agreements. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility on terms acceptable to the Company.

     As of December 31, 2002, the Company had $36 million available borrowing capacity under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowers under the Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

     The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility which was 2.25% at December 31, 2002. The Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%.

     The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause a facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company’s pledge pool Borrowing Base described in the Bank Credit Facility.

4.     BONDS PAYABLE

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

     Quarterly payments of principal and interest on the Bonds began in October 2001, with the final payment due in January 2017. The Bonds are non-recourse obligations and are secured by a deed of trust and a security agreement on the Mountain View Facility and Pamlico Facility, as well as an assignment to a trustee of the lease payments to be made by the State of North Carolina under each of the facility leases. The scheduled annual principal payments due on the bonds as of December 31, 2002 is as follows (in thousands):

Scheduled
Fiscal year	Principal Payments

2003	$925
2004	1,185
2005	1,490
2006	1,840
2007	2,210
Thereafter	49,130

$56,780

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

     In conjunction with the IPO, the Company granted options with respect to an aggregate of 590,000 common shares to officers, employees and trustees. The exercise price for such options is the IPO price of $20.00. The term of such options is ten years from the date of grant. In general, one-fourth of the aggregate of 565,000 options granted to executive officers and employees vested immediately and the remaining shares vested ratably on the first, second, and third anniversary of the date of grant, respectively. The options granted to the non-employee trustees in the aggregate of 25,000 shares vested in full at the date of grant. The value of options granted to non-employees in the aggregate of 240,000 shares is being charged to compensation expense over the life of the options. The amount of related compensation expense recognized during the year ended December 31, 2002, 2001 and 2000, respectively, was approximately $0, $44,000 and $147,000.

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

     On January 23, 2002, the Company granted 50,000 options for common shares to officers and employees and 16,000 options for common shares to trustees. Such options were granted at an exercise price of $18.13 per share, the fair market value of a share at the date of the grant. The term of these options is ten years from the date of grant. The options granted to officers vest immediately as to one-fourth of the shares subject thereto and vest ratably as to the remaining shares on the first, second and third anniversaries of the grant date. The options granted to the trustees vested in full on the date of the grant.

     A summary of the status of the Company’s stock option plans, including their weighted average option exercise price, as of December 31, 2002, 2001 and 2000, respectively, is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	761,750	$18.44	757,000	$18.55	651,000	$19.75
Options granted	66,000	$18.13	71,000	$11.11	106,000	$11.19
Options exercised	(204,650)	$18.73	(15,000)	$11.13	—	—
Options forfeited	—	—	(51,250)	$12.01	—	—

Outstanding at end of year	623,100	$18.32	761,750	$18.44	757,000	$18.55

Exercisable at end of year	559,850	$18.65	703,000	$18.98	525,750	$19.16

     Significant option groups outstanding at December 31, 2002, and related weighted average exercise price and remaining life information, are as follows:

		Exercise Price/		Exercise Price/
		Weighted		Weighted
		Average		Average	Remaining Life
Grant Date	Outstanding	Exercise Price	Exercisable	Exercise Price	Outstanding

4/28/98	423,100	$20.00	423,100	$20.00	1.5 years
1/21/99	44,000	$17.31	44,000	$17.31	6.1 years
4/25/00	45,000	$11.19	36,750	$11.19	7.3 years
1/17/01	42,000	$11.00	27,000	$11.00	8.1 years
5/29/01	5,000	$12.62	2,500	$12.62	8.4 years
1/23/02	64,000	$18.13	26,500	$18.13	9.1 years

	623,100	$18.32	559,850	$18.65

     Included in the 623,100 options outstanding at December 31, 2002, are 315,600 options, which expire on April 27, 2003. These options were granted on April 28, 1998 with an exercise price of $20.00 per share.

     As of December 31, 2002, the Company had options with respect to an aggregate of 202,250 common shares available for grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly. The Company’s pro forma information regarding net income and net income per share, as disclosed in Note 2, has been determined using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001	2000

Weighted average fair value of options granted	2.14	0.17	0.04
Risk-free interest rate	5.00%	5.00%	6.50%
Expected life (years)	8	10	10
Expected volatility	32.5%	21.3%	11.8%
Quarterly dividend rate	8.8%	13.2%	12.51%

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

Net income	$10,128	$8,950	$8,444
Weighted average shares — basic	7,188	7,140	7,130
Per share — basic	$1.41	$1.25	$1.18
Effect of dilutive stock options	71	24	—
Weighted average shares — diluted	7,259	7,164	7,130
Per share — diluted	$1.40	$1.25	$1.18

     As of December 31, 2002, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.

     As of December 31, 2001, outstanding options to purchase 644,750 shares of the Company’s stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2003 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

     As of December 31, 2000, outstanding options to purchase 757,000 shares of the Company’s stock, with exercise prices ranging from $11.19 to $20.00 per share and expiration dates between 2008 and 2010, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The nature of the Company’s business results in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no known pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

Lease Commitments

     The Company leases office space and data processing equipment under non-cancelable operating leases expiring through 2005. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $43,000, $42,000, and $42,000 respectively.

     The minimum remaining commitments under these obligations are as follows:

Year

2003	$45,000
2004	47,000
2005	20,000

Total	$112,000

8. SAVINGS AND RETIREMENT PLANS

     The Company has a 401(k) retirement plan (the “401(k) Plan”) covering all of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 25% of their compensation to the 401(k) Plan. Contributions of participants are not matched by the Company. For the years ended December 31, 2002, 2001 and 2000, the Company incurred costs of approximately $1,800, $1,000 and $1,200 respectively, in connection with the 401(k) Plan.

     The Board of Trustees approved and adopted a Senior Executive Retirement Plan. The Chief Executive Officer of the Company is currently the only eligible participant. The plan is a defined benefit plan and, subject to certain maximum and minimum provisions, bases pension benefits on a percentage of the employee’s final average annual salary, not including bonus (earned during the employee’s last five years of credited service) times the employee’s years of credited service. Benefits under the plan are offset by social security benefits. Currently, the plan is not funded. The assumptions for the discount rate and average increase in compensation used in determining the pension expense are 6% and 7%, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recorded pension expense of approximately $75,000, $100,000, and $0, respectively.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

	As of or for the period ended:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

		(As Restated)	(As Restated)
2002
Real estate properties, net	$251,579	$249,860	$248,171	$246,229
Total assets	268,675	268,140	267,850	262,589
Revenue	7,508	7,551	7,575	7,570
Net income	2,448	2,542	2,665	2,473
Net income per share, diluted	0.34	0.35	0.37	0.34
Funds from operation	4,231	4,262	4,353	4,415
Cash distribution per share	0.40	0.40	0.40	0.40

2001
Real estate properties, net	$234,167	$256,929	$255,146	$253,362
Total assets	237,911	268,981	269,196	266,847
Revenue	5,824	6,622	7,489	7,496
Net income	2,112	2,214	2,305	2,319
Net income per share, diluted	0.30	0.31	0.32	0.32
Funds from operation	3,487	3,784	4,088	4,103
Cash distribution per share	0.365	0.365	0.365	0.375

     The selected quarterly financial data for the quarters ended June 30, 2002 and September 30, 2002 has been restated from which was reported in the Form 10-Q as the result of the Jena Facility no longer being held for sale and reported as a discontinued operation effective in the fourth quarter of 2002. As a result, $14,371,000 was reclassified from asset held for sale into real estate properties, net, and $505,000 for each of the quarters was reclassified from income from operations of discontinued facility to rental revenue as compared to what was reported in the Form 10-Q. The reclassification was for financial statement presentation purposes only, and does not effect net income or cash flows for each of the quarters.

10. SUBSEQUENT EVENTS

     On January 23, 2003, the Board of Trustees declared a distribution of $0.40 per share for the quarter ended December 31, 2002, to shareholders of record on February 14, 2003. The distribution will be paid on March 4, 2003 and represents a distribution for the period from October 1, 2002 through December 31, 2002.

PART III

     The information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is set forth in the definitive Proxy Statement of the Company relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Controls and Procedures.

(a) Within 90 days prior to the date of this report, the principal executive officer and principal financial officer evaluated the company’s controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (i) material information relating to the Company is known to these officers, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b) Within 90 days prior to the date of this report, the principal executive officer and principal financial officer evaluated the Company’s internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

Correctional Properties Trust Consolidated Financial Statements:

Report of Independent Certified Public Accountants — Ernst & Young LLP

Report of Independent Certified Public Accountants — Arthur Andersen LLP

Consolidated Balance Sheets at December 31, 2002 and December 31, 2001

Consolidated Statement of Income for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statement of Shareholders Equity for years ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statement of Cash Flows for the years ended December 31, 2002, December 31, 2001 and December 31, 2000

Notes to Consolidated Financial Statements.

     (2) The following financial statement schedules are filed as part of this Form 10-K:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2002

     (3) See Exhibit Index included elsewhere herein.

(b) Reports on Form 8-K:

     None.

Correctional Properties Trust
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2002
(dollars in thousands)

						Cost Capitalized		Gross Amount
				Initial Cost to		Subsequent to		Carried at Close of
				Company		Acquisition		Period 12/31/2002
			Encumbrances
			at		Building and		Building and		Building and
	Description	Location	12/31/2002	Land	Improvements	Land	Improvements	Land	Improvements

1	Aurora Facility	Aurora, CO	(1)	$669	7,160	$—	$—	$669	$7,160

2	McFarland Facility	McFarland, CA	(1)	333	6,687	—	—	333	6,687

3	Queens Facility	New York, NY	(1)	1,436	13,296	—	—	1,436	13,296

4	Central Valley Facility	McFarland, CA	(1)	526	17,066	—	—	526	17,066

5	Golden State Facility	McFarland, CA	(1)	956	16,599	—	—	956	16,599

6	Desert View Facility	Adelanto, CA	(1)	452	16,413	—	—	452	16,413

7	Broward County Facility	Broward County, FL	(1)	3,192	11,935	—	—	3,192	11,935

8	Karnes Facility	Karnes County, TX	(1)	500	15,820	—	—	500	15,820

9	Lawton Facility	Lawton, OK	(1)	371	45,389	—	—	371	45,389

10	Hobbs Facility	Hobbs, NM	(1)	—	48,389	—	—	—	48,389

11	Jena Facility	Jena, LA	(1)	55	15,196	—	—	55	15,196

12	Mountain View Facility	Spruce Pine, NC	(2)	303	24,915	—	—	303	24,915

13	Pamlico Facility	Bayboro, NC	(2)	364	23,968	—	—	364	23,968

				$9,157	$262,833	$—	$—	$9,157	$262,833

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Date of
		Accumulated	Construction/	Date	Depreciable
	Total	Depreciation	Renovation	Acquired	Lives

1	7,829	(840)	1997	4/28/1998	40
2	7,020	(782)	1988	4/28/1998	40
3	14,732	(1,554)	1997	4/28/1998	40
4	17,592	(1,995)	1997	4/28/1998	40
5	17,555	(1,940)	1997	4/28/1998	40
6	16,865	(1,918)	1997	4/28/1998	40
7	15,127	(1,395)	1998	4/28/1998	40
8	16,320	(1,849)	1996	4/28/1998	40
9	45,760	(4,496)	1999	1/15/1999	40
10	48,389	(4,911)	1998	(3)	40
11	15,251	(1,133)	1999	1/7/2000	40
12	25,218	(1,613)	1998	3/16/2001	28
13	24,332	(1,335)	1998	6/28/2001	27

	$271,900	$(25,761)

(1)	This facility is held as security for the Bank Credit Facility, which had an outstanding balance of $74,000,000 at December 31, 2002.
(2)	This facility is held as security for the Bonds, which had an outstanding balance of $56,780,000 at December 31, 2002.
(3)	In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

    A summary of activity of real estate and accumulated depreciation is as follows: (Dollars in Thousands)

	For the years ended December 31,

	2002	2001	2000
Real Estate
Balance at beginning of period	$271,990	$222,440	$207,189
Additions during period:
Acquisitions	—	49,550	15,251
Improvements	—	—	—
Other	—	—	—
Deductions during the period:
Cost of real estate sold	—	—	—
Other	—	—	—

Balance at close of period	$271,990	$271,990	$222,440

	For the years ended December 31,

	2002	2001	2000
Accumulated Depreciation
Balance at beginning of period	$(18,628)	$(12,116)	$(6,774)
Additions during period:
Depreciation	(7,133)	(6,512)	(5,342)
Other	—	—	—
Deductions during the period:
Real estate sold	—	—	—
Other	—	—	—

Balance at close of period	$(25,761)	$(18,628)	$(12,116)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2003	CORRECTIONAL PROPERTIES TRUST (Registrant)

By: /s/ CHARLES R. JONES Charles R. Jones Chief Executive Officer, President and Trustee

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT R. VEACH, JR. Robert R. Veach, Jr.	Chairman of the Board	March 11, 2003

/s/ RICHARD R. WACKENHUT Richard R. Wackenhut	Vice-Chairman of the Board	March 12, 2003

/s/ GEORGE R. WACKENHUT George R. Wackenhut	Trustee	March 12, 2003

/s/ ANTHONY P. TRAVISONO Anthony P. Travisono	Trustee	March 11, 2003

/s/ CLARENCE E. ANTHONY Clarence E. Anthony	Trustee	March 13, 2003

/s/ JAMES D. MOTTA James D. Motta	Trustee	March 11, 2003

/s/ WILLIAM M. MURPHY William M. Murphy	Trustee	March 11, 2003

/s/ DAVID J. OBERNESSER David J. Obernesser	Vice President, Chief Financial Officer, Secretary, Treasurer and Chief Accounting Officer	March 12, 2003

INDEX TO EXHIBITS

Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of Declaration of Trust of Correctional Properties Trust (1)

3.2	Amended and Restated Bylaws of Correctional Properties Trust (2)

3.3	Specimen of certificate representing the Common Shares (3)

4.1	Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of Correctional Properties Trust (included as Exhibits 3.1 and 3.2 hereof)

10.1	Agreement of Limited Partnership of Correctional Properties Trust Operating Limited Partnership L.P. (3)

10.2	Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.3	Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.4	Form of Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.5	Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.6	Form of Trustee and Officer Indemnification Agreement between Correctional Properties Trust and its trustees and officers (3)

10.7	Correctional Properties Trust 1998 Employee Share Incentive Plan (4)+

10.8	Correctional Properties Trust 1998 Non-Employee Trustees’ Share Option Plan (4)+

10.9	Correctional Properties Trust 2000 Stock Option Plan (6)+

10.10	Correctional Properties Trust 2002 Stock Option Plan (11)+

10.11	Agreement of Sale and Purchase dated October 30, 1998 between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.12	Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership, L.P., Correctional Properties Trust, NationsBank, N.A., NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time (5)

10.12(a)	Amendment Agreement No. 1 to Credit Agreement, dated March 10, 2000, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (8)

10.12(b)	Amendment Agreement No. 2 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

Number	Description of Exhibits

10.12(c)	Amendment Agreement No. 3 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

10.12(d)	Amendment Agreement No. 4 to Credit Agreement, dated June 28, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (10)

10.13	Agreement of Sale and Purchase dated January 15, 1999 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.14	Agreement of Sale and Purchase dated January 7, 2000 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.15	The Agreement of Sale dated March 1, 2001 (Mountain View Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership, L.P., a Delaware limited partnership (9)

10.16	The Agreement of Sale dated March 10, 2001 (Pamlico Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership, L.P., a Delaware limited partnership (10)

21.1	List of Subsidiaries of Correctional Properties Trust (4)

23.1	Consent of Ernst & Young LLP (2)

99.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

99.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2)	Filed herewith this Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4)	Incorporated by reference to Amendment No. 2 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on April 8, 1998.

(5)	Incorporated by reference to exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 1998 filed with the Commission on November 16, 1998.

Number	Description of Exhibits

(6)	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the Commission on March 30, 2000.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 31, 2000.

(8)	Incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on April 2, 2001.

(10)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on July 13, 2001.

(11)	Incorporated by reference to Appendix 2 to Registrant’s Definitive Proxy Statement filed with the Commission on March 14, 2002.

CERTIFICATION

     I, Charles R. Jones, Chief Executive Officer of Correctional Properties Trust, certify that:

1. I have reviewed this annual report on Form 10-K of Correctional Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ CHARLES R. JONES ----------------------------------------------------- Charles R. Jones Chief Executive Officer

CERTIFICATION

     I, David J. Obernesser, Chief Financial Officer of Correctional Properties Trust, certify that:

1. I have reviewed this annual report on Form 10-K of Correctional Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ DAVID J. OBERNESSER ----------------------------------------------------- David J. Obernesser Chief Financial Officer