Form 10-Q
period 2003-03-31
CORRECTIONAL PROPERTIES TRUST
filed 2003-05-14
CIK 1056218

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        COMMISSION FILE NUMBER: 1- 14031

                          CORRECTIONAL PROPERTIES TRUST
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS DECLARATION OF TRUST)

             MARYLAND                                        65-0823232
 ---------------------------------                       -------------------
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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE SECURITIES EXCHANGE ACT OF 1934).
YES |X| NO [ ]

                                    7,665,250
               (OUTSTANDING SHARES OF THE ISSUER'S COMMON SHARES,
                 $0.001 PAR VALUE PER SHARE, AS OF MAY 12, 2003)

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements

         a)          Consolidated Balance Sheets
                     as of March 31, 2003 and December 31, 2002...........................................         3

         b)          Consolidated Statements of Income
                     for the three months ended March 31, 2003 and 2002...................................         4

         c)          Consolidated Statements of Cash Flows
                     for the three months ended March 31, 2003 and 2002...................................         5

         d)          Notes to Consolidated Financial Statements...........................................         6

         Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............................................        10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................        18

         Item 4.  Controls and Procedures.................................................................        18

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................................................        19

         Item 2.  Changes in Securities and Use of Proceeds...............................................        19

         Item 3.  Defaults upon Senior Securities.........................................................        19

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................        19

         Item 5.  Other Information.......................................................................        19

         Item 6.  Exhibits................................................................................        19

SIGNATURE            .....................................................................................        20

CERTIFICATIONS       .....................................................................................     21-22


                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                 MARCH 31,      DECEMBER 31,
                                                                    2003          2002
                                                                 ---------      ------------

ASSETS
REAL ESTATE PROPERTIES, AT COST
   CORRECTIONAL AND DETENTION FACILITIES                         $ 271,990       $ 271,990
   LESS - ACCUMULATED DEPRECIATION                                 (27,543)        (25,761)
                                                                 ---------       ---------
      NET REAL ESTATE PROPERTIES                                   244,447         246,229
CASH AND CASH EQUIVALENTS                                            3,696           4,333
RESTRICTED CASH                                                      7,151           7,154
DEFERRED FINANCING COSTS, NET                                        1,357           1,566
OTHER ASSETS                                                         3,402           3,307
                                                                 ---------       ---------
      TOTAL ASSETS                                               $ 260,053       $ 262,589
                                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         $   3,583       $   4,353
   DEFERRED REVENUE                                                  1,976              --
   BONDS PAYABLE                                                    56,570          56,780
   REVOLVING LINE OF CREDIT                                         68,000          74,000
                                                                 ---------       ---------
   TOTAL LIABILITIES                                               130,129         135,133
                                                                 ---------       ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   PREFERRED SHARES, $.001 PAR VALUE;
   50,000,000 SHARES AUTHORIZED;
      NONE OUTSTANDING                                                  --              --
   COMMON SHARES, $.001 PAR VALUE;
   150,000,000 SHARES AUTHORIZED;
      7,450,950 and 7,349,650 SHARES ISSUED AND OUTSTANDING              7               7
   CAPITAL IN EXCESS OF PAR VALUE                                  137,328         135,302
   DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS                  (5,561)         (5,234)
   ACCUMULATED OTHER COMPREHENSIVE LOSS                             (1,850)         (2,619)
                                                                 ---------       ---------
      TOTAL SHAREHOLDERS' EQUITY                                   129,924         127,456
                                                                 ---------       ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 260,053       $ 262,589
                                                                 =========       =========



       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   MARCH 31,  MARCH 31,
                                                                    2003        2002
                                                                   ---------  ---------
REVENUES
   RENTAL                                                          $7,570      $7,467
   INTEREST                                                            26          41
                                                                   ------      ------
                                                                    7,596       7,508
                                                                   ------      ------
EXPENSES
   DEPRECIATION                                                     1,783       1,783
   GENERAL AND ADMINISTRATIVE                                         459         435
   INTEREST                                                         2,726       2,842
                                                                   ------      ------
                                                                    4,968       5,060
                                                                   ------      ------
NET INCOME                                                         $2,628      $2,448
                                                                   ======      ======
NET INCOME PER COMMON SHARE:
   BASIC                                                           $ 0.36      $ 0.34
                                                                   ======      ======
   DILUTED                                                         $ 0.35      $ 0.34
                                                                   ======      ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC                                                            7,397       7,160
                                                                   ======      ======
   DILUTED                                                          7,477       7,206
                                                                   ======      ======

DISTRIBUTIONS DECLARED PER COMMNON SHARE OUTSTANDING (NOTE 8)      $ 0.40      $ 0.40
                                                                   ======      ======


       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                               MARCH 31,           MARCH 31,
                                                                 2003                2002
                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                                   $ 2,628             $ 2,448
   ADJUSTMENTS TO NET INCOME:
      DEPRECIATION OF REAL ESTATE ASSETS                          1,783               1,783
      AMORTIZATION                                                  350                 280
   CHANGES IN ASSETS AND LIABILITIES:
      OTHER ASSETS                                                 (237)               (184)
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                          (1)                 91
      DEFERRED REVENUE                                            1,976               1,934
                                                                -------             -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                      6,499               6,352
                                                                -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID                                                (2,955)             (2,869)
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                        2,026                 384
   REPAYMENTS UNDER LINE OF CREDIT                               (6,000)                 --
   REPAYMENTS OF BONDS PAYABLE                                     (210)               (160)
   RESTRICTED CASH                                                    3                 (29)
   DEFERRED FINANCING COSTS                                          --                 (42)
                                                                -------             -------
      NET CASH USED IN FINANCING ACTIVITIES                      (7,136)             (2,716)
                                                                -------             -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (637)              3,636
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      4,333               1,429
                                                                -------             -------
CASH AND CASH EQUIVALENTS, END OF QUARTER                       $ 3,696             $ 5,065
                                                                =======             =======
SUPPLEMENTAL DISCLOSURE:
   CASH PAID FOR INTEREST                                       $ 2,528             $ 2,553
                                                                =======             =======








       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1. GENERAL

The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual financial statements after December 15, 2002. There was no impact to the Company's consolidated financial position, results of operations or cash flows upon adoption.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method. The Company has adopted early the disclosure provisions of SFAS No. 148.

3. INTEREST RATE SWAP AGREEMENTS

The Company applies the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, related to its use of derivative financial instruments. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of March 31, 2003, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges.

The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $1.9 million as of March 31, 2003, which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheets. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss.

4. BANK CREDIT FACILITY

The Company currently has a $110 million secured line of credit (the "Bank Credit Facility") which may be used to finance the acquisition of correctional and detention facilities from Wackenhut Corrections Corporation ("WCC") and others, to expand current facilities and for general working capital requirements.

The Company's ability to borrow under the Bank Credit Facility, which matures on October 1, 2003, is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.25 times Adjusted EBITDA (as defined in the Bank Credit Facility). Prior to September 30, 2002, the covenant restricted collateralized borrowings to not greater than 4.5 times Adjusted EBITDA. Additionally, the Bank Credit Facility is secured by eleven of the Company's thirteen facilities at March 31, 2003. As of March 31, 2003, $68,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 8.35% based upon LIBOR plus an applicable margin taking into account the swap agreements. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility on terms acceptable to the Company.

As of March 31, 2003, the Company, subject to compliance with applicable covenants, had $42 million available borrowing capacity under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn, including specific requirements related to borrowings to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility, which was 2.00% at March 31, 2003. The Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause a facility securing the Bank Credit Facility to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility, and as a result, the facility is currently vacant. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility.

5. COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income are as follows (dollars in thousands):

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                -------------------------------------
                                                                                MARCH 31, 2003         MARCH 31, 2002
                                                                                --------------         --------------
   Net income..............................................................       $       2,628          $      2,448
   Unrealized (loss) gain on derivative instruments........................                (55)                   166
   Losses reclassified into earnings from other comprehensive loss.........                 824                   732
                                                                                  -------------          ------------
Comprehensive income.......................................................       $       3,397          $      3,346
                                                                                  =============          ============


6. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -------------------------------------
                                                                                MARCH 31, 2003         MARCH 31, 2002
                                                                                --------------         --------------
EPS
   Net income..............................................................       $       2,628          $      2,448
                                                                                  -------------          ------------
   Weighted average shares - basic.........................................               7,397                 7,160
                                                                                  -------------          ------------
   Per share - Basic.......................................................       $        0.36          $       0.34
                                                                                  =============          ============
   Effect of dilutive stock options........................................                  80                    46
                                                                                  -------------          ------------
   Weighted average shares - diluted.......................................               7,477                 7,206
                                                                                  -------------          ------------
   Per share - Diluted.....................................................       $        0.35          $       0.34
                                                                                  =============          ============

As of March 31, 2002, outstanding options to purchase 587,500 shares of the Company's stock, with an exercise price of $20.00 per share and expiration dates between 2003 and 2008, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

As of March 31, 2003, all outstanding options to purchase shares of the Company's stock were included in the computation of diluted EPS.

The 623,100 stock options outstanding at December 31, 2002 included 315,600 stock options with an expiration date of April 27, 2003. These 315,600 stock options were granted on April 28, 1998 with an exercise price of $20.00 per share. During the first and second quarters of 2003, 310,600 of these stock options had been exercised, and the Company received proceeds of $6,212,000.

7. EMPLOYEE STOCK-BASED COMPENSATION PLANS

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method pursuant to SFAS No. 123, to employee stock-based compensation plans. (In thousands except per share amounts)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                -------------------------------------
                                                                                MARCH 31, 2003         MARCH 31, 2002
                                                                                --------------         --------------
Net income, as reported.......................................                  $    2,628               $    2,448
Add: stock-based compensation expense included in net income
   as reported................................................                          --                       --
Deduct: stock-based compensation expense determined under the
   fair value based method for all awards.....................                         (82)                    (67)
                                                                                 ----------              ----------
Pro forma net income..........................................                  $      2,546             $    2,381
                                                                                ============             ==========

Net income per share
Basic, as reported............................................                  $       0.36           $       0.34
Basic, pro forma..............................................                  $       0.34           $       0.33

Diluted, as reported..........................................                  $       0.35           $       0.34
Diluted, pro forma............................................                  $       0.34           $       0.33

8. DISTRIBUTIONS DECLARED PER SHARE

Distributions are generally declared a quarter in arrears. Distributions declared per share for the three months ended March 31, 2003 and 2002 represent the fourth quarter distribution for 2002 and 2001, respectively.

9. SUBSEQUENT EVENTS

On April 24, 2003, the Board of Trustees declared a distribution of $0.42 per share for the quarter ended March 31, 2003, to shareholders of record on May 15, 2003. The distribution will be paid on June 3, 2003 and represents a distribution for the period from January 1, 2003 through March 31, 2003.

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

Future Factors include increasing price and product/service competition by foreign and domestic competitors, including new entrants in the marketplace; the mix of possible future tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for a significant portion of revenue; interest rate risk; continued availability of financing at rates less than tenant lease rates; rental rates sufficient to make acquisitions feasible; continued ability to pay a dividend; reliance upon a single property type for the company's development or acquisitions; and financial instruments and financial resources in the amounts, at the times and on the terms required to support the company's future business. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic economic conditions, including interest rate fluctuations, and other Future Factors. The Company discusses such risks in the Company's various reports filed with the Securities and Exchange Commission.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers, developers and government entities, and the leasing of all such facilities under long-term leases to qualified third-party correctional facility operators. With the exception of the Mountain View Facility and the Pamlico Facility, the Company's facilities are privately managed facilities that are leased to and operated by WCC.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in its financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. Management believes our critical accounting policies relate to revenue recognition, depreciation of real estate, impairment of long-lived assets, the accounting for interest rate swaps and stock-based compensation. Application of the assumptions upon which these policies are based requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002.

         REVENUE RECOGNITION

Lease revenue is recognized on a straight-line basis over the lease term, including the impact of scheduled rent increases, which are determinable in amount at the inception of the lease. Any increases in lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. Scheduled rent increases which are not determinable at lease inception are dependent upon increases in the Consumer Price Index (CPI).

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

         STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its employee stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans" and Note 5 "Share Option and Incentive Plans" in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002 along with Note 7 "Employee Stock-Based Compensation Plans" in the notes to the consolidated financial statements included this Form 10-Q for the quarter ended March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

For the three months ended March 31, 2003, rental revenues of $7.6 million were generated from the lease of correctional and detention facilities, representing a 1% increase from the $7.5 million in rental revenue for the three months ended March 31, 2002. The increase is primarily due to rent escalations, based on CPI, on certain of the facilities.

Depreciation of real estate properties totaled approximately $1.8 million for each of the quarters ended March 31, 2003 and March 31, 2002, respectively.

General and administrative expenses incurred during the three months ended March 31, 2003 were approximately $459,000, compared to $435,000 for the three months ended March 31, 2002. The increase in general and administrative expenses is primarily due to an increase in salaries and benefits and insurance.

Interest expense for the three months ended March 31, 2003 was approximately $2.7 million compared to $2.8 million for the three months ended March 31, 2002. The decrease is primarily due to a reduction in the outstanding balance of the Credit Facility.

Net income for the three months ended March 31, 2003 increased to $2,628,000 from $2,448,000 for the three months ended March 31, 2002.

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

The Company has a $110 million secured line of credit, which matures on October 1, 2003. The Bank Credit Facility enables the Company to borrow generally at floating rates based on LIBOR plus the applicable interest rate margin under the Bank Credit Facility; however, it includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn under the Bank Credit Facility, which effectively fixes the interest rate on a significant portion of the borrowings. The Company's ability to borrow under the secured line of credit is subject to the Company's compliance with a number of restrictive covenants and other requirements. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank

Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility on terms acceptable to the Company. As of March 31, 2003, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at March 31, 2003 is a liability of $1.9 million.

As of March 31, 2003, $68 million was drawn on the $110 million Bank Credit Facility. As of March 31, 2003, the Company, subject to compliance with the applicable covenants, had $42 million available borrowing capacity under its Bank Credit Facility, including $5 million, which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn, including specific requirements related to borrowings to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

Each of the Company's facilities are leased under triple-net leases in which the tenant is required to pay all the operating expenses, taxes, insurance, and structural and non-structural repairs and other costs. As a result, the Company has no commitments with respect to other capital expenditures on its existing facilities. The Company has an agreement under which it may acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by WCC, subject to certain limited exceptions, and subject to time constraints on each specific property. Currently there are no WCC properties eligible for purchase pursuant to this agreement.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause a facility securing the Bank Credit Facility to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility, and as a result, the facility is currently vacant. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,895,000.

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

On June 12, 2002, the Company filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to Rule 415 under the Securities Act of 1933, as amended, which is now effective. The Company may, from time to time, offer its common shares of beneficial interest, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing (collectively, the "Securities"). The Securities may only be offered in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in one or more supplements to the prospectus. The registration statement is intended to provide the Company flexibility to raise up to $250 million from the offering of the Securities, subject to market conditions and capital needs. Net proceeds from the offering may be used by the Company to acquire correctional properties, repay outstanding debt, and for general working capital purposes.

The Company's business strategy is to acquire correctional and detention facilities, and, as a result, the Company incurs professional fees and acquisition-related costs in connection with the evaluation of potential acquisitions. Other Assets in the accompanying Consolidated Balance Sheet as of March 31, 2003 includes approximately $190,000 of such evaluation costs incurred in 2003 and 2002 in conjunction with a potential acquisition. In the event this acquisition is not completed, this amount will be expensed in 2003.

On March 8, 2002, The Wackenhut Corporation, which was the parent company and 57% owner of WCC, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. Prior to May 8, 2002, The Wackenhut Corporation and WCC were each traded individually on the New York Stock Exchange. On May 8, 2002, the merger was completed. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. WCC continues to be publicly traded and listed on the NYSE under the symbol "WHC", and as a publicly traded company files regular reports as required under the Securities Exchange Act of 1934. Upon completion of the merger, Group 4 Falck announced its intention to explore and possibly pursue various means by which it might divest itself of the 57% ownership interest it now holds in WCC.

Following the merger, George Wackenhut and Richard Wackenhut resigned as members of the WCC Board of Directors, but continue as members of the Board of Trustees of Correctional Properties Trust. In addition, George Zoley, who resigned as Chairman of the Correctional Properties Trust Board of Trustees in September 2002, became Chairman of the WCC Board of Directors.

On May 1, 2003, Wackenhut Corrections Corporation announced it has entered into an agreement to purchase Group 4 Falck's 57% ownership interest in WCC. WCC will pay Group 4 Falck a purchase price of $132.0 million in cash or $11.00 per share for each of the 12 million shares of WCC common stock held by Group 4 Falck. The completion of the transaction is subject to the satisfaction of normal closing conditions and the receipt of funds by WCC. WCC also announced it has obtained committed debt financing that will involve a restructuring of WCC's existing senior credit facility and the issuance of new debt, with a closing anticipated by the end of June 2003. To complete the purchase of Group 4 Falck's 57% ownership interest in WCC, WCC may incur additional debt beyond its debt levels as of March 31, 2003.

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the merger and the announced purchase by WCC of Group 4 Falck's 57% ownership interest in WCC. The average remaining life on these eleven leases as of March 31, 2003 is approximately 5.50 years.

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

The following tables present the Company's Funds from Operations for the three months ended March 31, 2003 and March 31, 2002 (in thousands):

                                                                                                 THREE MONTHS ENDED
                                                                                          -------------------------------
                                                                                          MARCH 31, 2003   MARCH 31, 2002
                                                                                          --------------   --------------
Net income...............................................................................  $      2,628      $    2,448
Plus real estate depreciation............................................................         1,783           1,783
                                                                                           ------------      ----------
Funds from Operations....................................................................  $      4,411      $    4,231
                                                                                           ============      ==========


THE OWNED FACILITIES

The thirteen facilities owned by the Company at March 31, 2003 (the "Owned Facilities") were purchased for an aggregate cash purchase price of approximately $272 million. The Company leases eleven of the Owned Facilities to WCC or its subsidiary, (the "WCC Facilities") and two of the Owned Facilities to the state of North Carolina (the "North Carolina Facilities"). The thirteen Owned Facilities are located in nine states and have an aggregate design capacity of 7,282 beds. The following table sets forth certain information with respect to the Owned Facilities as of March 31, 2003:

                                                                                         DESIGN           EXPIRATION
                               DATE          LEASE                                      CAPACITY              OF      OPERATING
                           FACILITY WAS   EXPIRATION                                      AND    FACILITY UNDERLYING   AGREEMENT
                           ACQUIRED BY    WITH WCC OR  TYPE OF   CONTRACTING  SECURITY  OCCUPANCY OPENING  OPERATING   RENEWAL
FACILITY AND LOCATION       THE COMPANY   STATE OF NC  FACILITY     ENTITY    LEVEL (1) RATE (2)   DATE   AGREEMENT(3)  OPTIONS
---------------------       -----------   -----------  --------     ------    --------- --------   ----   ------------  --------
WCC FACILITIES:

Aurora INS Processing
  Center                    April 1998    April 2008 INS            INS(4)    Minimum/  300/105%   May       March         --
  (the "Aurora                                       Processing               Medium               1997      2006
  Facility")                                         Center
  Aurora, CO

McFarland Community
  Correctional Facility     April 1998    April 2008 Pre-Release    CDOC(5)   Minimum/  224/97%    February  June          --
  (the "McFarland Center                                                      Medium               1988      2003
  Facility")
  McFarland, CA

Queens Private
  Correctional
  Facility                  April 1998    April 2008 INS            INS(6)    Minimum/  200/76%    March     March        Three
  (the "Queens                                       Detention                Medium               1997      2004          One-
  Facility")                                         Facility                                                             Year
  New York, NY

Central Valley Community
  Correctional Facility     April 1998    April 2008 Adult          CDOC      Minimum/  550/99%    December  December       --
  (the "Central Valley                               Correctional             Medium               1997      2007
  Facility")                                         Facility
  McFarland, CA

Golden State Community
  Correctional Facility     April 1998    April 2008 Adult          CDOC      Minimum/  550/99%    December  December       --
  (the "Golden State                                 Correctional             Medium               1997      2007
  Facility")                                         Facility
  McFarland, CA

Desert View Community
  Correctional Facility     April  1998   April 2008 Adult          CDOC      Minimum/  550/92%    December December       --
  (the "Desert View                                  Correctional             Medium               1997     2007
  Facility"                                          Facility
  Adelanto, CA

Broward County Work
  Release Center            April 1998    April 2008 Work Release   Broward   Non-      300/74%(8) February September      --
  (the "Broward County                               Center         County    Secured              1998     2003 (8)
  Facility")                                                        and
  Broward County, FL                                                BSO(7)
                                                                    and INS(8)



                                                                                         DESIGN           EXPIRATION
                               DATE          LEASE                                      CAPACITY              OF      OPERATING
                           FACILITY WAS   EXPIRATION                                      AND    FACILITY UNDERLYING   AGREEMENT
                           ACQUIRED BY    WITH WCC OR  TYPE OF   CONTRACTING  SECURITY  OCCUPANCY OPENING  OPERATING   RENEWAL
FACILITY AND LOCATION       THE COMPANY   STATE OF NC  FACILITY     ENTITY    LEVEL (1) RATE (2)   DATE   AGREEMENT(3)  OPTIONS
---------------------       -----------   -----------  --------     ------    --------- --------   ----   ------------  --------

Karnes County
  Correctional
  Center                    April 1998    April 2008 Adult          Karnes    Multi-    480/99%   January   2026        Varies
  (the "Karnes                                       Correctional   County    Security            1996
  Facility")                                         Facility
  Karnes County, TX

Lawton Correctional
  Facility (the "Lawton
  Facility")               January 1999  January 2009 Prison        ODOC(9)   Medium    1,500/99%  December  June          Three
  Lawton, OK                                                                                        1999     2003          One-
                                                                                                                           Year
Lea County Correctional
  Facility (the "Hobbs
  Facility")
  Hobbs, NM             October 1998(10) October 2008 State          Lea       Multi-   1,200/100%  May     June           Annual
                                                      Prison         County    Security             1998    2003
Jena Juvenile Justice Center
  (the "Jena
  Facility")
  Jena, LA            January 2000  January 2010      Juvenile       None      Multi-    276/0%    June      N/A            N/A
                                                      Correctional             Security            1999
                                                      Facility

FACILITIES LEASED TO THE STATE OF NORTH CAROLINA:
Mountain View Correctional Facility
  (the "Mountain View
  Facility")
  Spruce Pine, NC           March 2001 November 2008 State          (12)      Medium    576       December    N/A           N/A
                                          (11)       Prison                                       1998

Pamlico Correctional Facility
  (the "Pamlico
  Facility")
  Bayboro, NC                June 2001  August 2008  State          (12)      Medium    576       August      N/A          N/A
                                          (11)       Prison                            -----      1998
Total Facilities                                                                       7,282
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

(2) Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of March 31, 2003. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of WCC or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to the Company.

(3) The Company is not a party to the underlying operating agreement on each facility. WCC is the party to the operating agreement with the contracting governmental entity on the WCC Facilities. The expiration or termination of the operating agreement between WCC and the governmental entity does not terminate or cause the expiration of the lease agreement.

(4)      The United States Immigration and Naturalization Service (the "INS").

(5)      The State of California Department of Corrections.

(6) The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy)

(7) The Broward County Sheriff's Office (the "BSO"). In February 2003, Broward County and the BSO executed an operating agreement with WCC under which the BSO will utilize between 82-100 beds. The contract expires on September 30, 2003.

(8) The INS has executed an operating agreement with WCC under which the INS will utilize 150 beds in the Broward Facility. The contract was effective on August 1, 2002, and expires on September 30, 2003.

(9)      State of Oklahoma Department of Corrections.

(10) In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(11)     The State of North Carolina has the option to acquire the Mountain
         View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year thereafter, the State of North Carolina has an option to purchase the Mountain View and/or the Pamlico Facility for a predetermined declining amount.

(12) The facility is leased to the State of North Carolina and operated by the North Carolina Department of Correction.

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

The Company's interest rate risk is related primarily to the variable rate Bank Credit Facility, which the Company has sought to reduce by entering into the interest rate swaps, as required by the Bank Credit Facility. The Company is also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps (which the Company does not anticipate), (iii) its ability to refinance its Bank Credit Facility at maturity and (iv) the impact of interest rate movements on its ability to obtain and maintain adequate financing to fund future acquisitions. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, the Company has entered into the interest rate swaps.

As of March 31, 2003, $68,000,000 had been drawn on the Bank Credit Facility at an average rate of 8.35% based upon LIBOR plus an applicable margin through April 24, 2003, taking into account the swap agreements described below. No indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of March 31, 2003. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2003 would result in an increase in interest expense for fiscal year 2003 of approximately $68,000.

The Company's total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility, which was 2.00% at March 31, 2003. The fair value of the interest rate swaps at March 31, 2003 is a liability of $1.9 million.

The Bonds outstanding at March 31, 2003 of $56,570,000 under the Trust Indenture are non-recourse to the Company and non-recourse to the Company's subsidiary, which is the obligor under the Bonds, and non-recourse to the subsidiary's sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

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

CORRECTIONAL PROPERTIES TRUST



/s/ DAVID J. OBERNESSER
---------------------------------------------
David J. Obernesser
Vice President, Chief Financial Officer,
Treasurer & Secretary
Date: May 14, 2003

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



Date: May 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: May 14, 2003

                                               /s/ DAVID J. OBERNESSER
                                               ------------------------------
                                               David J. Obernesser
                                               Chief Financial Officer