Form 10-Q
period 2003-06-30
CORRECTIONAL PROPERTIES TRUST
filed 2003-07-15
CIK 1056218

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______________ to _______________

Commission File Number: 1- 14031

CORRECTIONAL PROPERTIES TRUST

(Exact name of Registrant as specified in its declaration of trust)

Maryland	65-0823232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

7,680,050
(Outstanding shares of the issuer’s common shares,
$0.001 par value per share, as of July 11, 2003)

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I — FINANCIAL INFORMATION

Item I — Financial Statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
REAL ESTATE PROPERTIES, AT COST
CORRECTIONAL AND DETENTION FACILITIES	$293,298	$271,990
LESS — ACCUMULATED DEPRECIATION	(29,368)	(25,761)

NET REAL ESTATE PROPERTIES	263,930	246,229
CASH AND CASH EQUIVALENTS	3,717	4,333
RESTRICTED CASH	7,144	7,154
DEFERRED FINANCING COSTS, NET	1,235	1,566
OTHER ASSETS	3,529	3,307

TOTAL ASSETS	$279,555	$262,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$3,430	$4,353
DEFERRED REVENUE	1,998	—
BONDS PAYABLE	56,340	56,780
REVOLVING LINE OF CREDIT	83,000	74,000

TOTAL LIABILITIES	144,768	135,133

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
PREFERRED SHARES, $.001 PAR VALUE; 50,000,000 SHARES AUTHORIZED; NONE OUTSTANDING	—	—
COMMON SHARES, $.001 PAR VALUE; 150,000,000 SHARES AUTHORIZED; 7,680,050 and 7,349,650 SHARES ISSUED AND OUTSTANDING	8	7
CAPITAL IN EXCESS OF PAR VALUE	141,747	135,302
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS	(5,955)	(5,234)
ACCUMULATED OTHER COMPREHENSIVE LOSS	(1,013)	(2,619)

TOTAL SHAREHOLDERS’ EQUITY	134,787	127,456

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,555	$262,589

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	June 30,	June 30,
	2003	2002

		(As Restated)
REVENUES
RENTAL	$7,865	$7,503
INTEREST	32	48

	7,897	7,551

EXPENSES
DEPRECIATION	1,824	1,720
GENERAL AND ADMINISTRATIVE	487	424
INTEREST	2,759	2,865

	5,070	5,009

NET INCOME	$2,827	$2,542

NET INCOME PER COMMON SHARE:
BASIC AND DILUTED	$0.37	$0.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	7,627	7,175

DILUTED	7,721	7,231

DISTRIBUTIONS DECLARED PER COMMON SHARE OUTSTANDING (NOTE 8)	$0.42	$0.40

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	June 30,	June 30,
	2003	2002

		(As Restated)
REVENUES
RENTAL	$15,435	$14,970
INTEREST	58	89

	15,493	15,059

EXPENSES
DEPRECIATION	3,607	3,503
GENERAL AND ADMINISTRATIVE	946	859
INTEREST	5,485	5,707

	10,038	10,069

NET INCOME	$5,455	$4,990

NET INCOME PER COMMON SHARE:
BASIC	$0.73	$0.70

DILUTED	$0.72	$0.69

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	7,512	7,168

DILUTED	7,599	7,219

DISTRIBUTIONS DECLARED PER COMMON SHARE OUTSTANDING (NOTE 8)	$0.82	$0.80

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(AMOUNTS IN THOUSANDS)
(Unaudited)

	June 30,	June 30,
	2003	2002

		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME	$5,455	$4,990
ADJUSTMENTS TO NET INCOME:
DEPRECIATION OF REAL ESTATE ASSETS	3,607	3,503
AMORTIZATION	449	418
CHANGES IN OPERATING ASSETS AND LIABILITIES:
OTHER ASSETS	(222)	(299)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	683	75
DEFERRED REVENUE	1,998	1,950

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,970	10,637

CASH FLOWS FROM INVESTING ACTIVITIES
ACQUISITION OF REAL ESTATE INVESTMENTS	(21,308)	—

NET CASH USED IN INVESTING ACTIVITIES	(21,308)	—

CASH FLOWS FROM FINANCING ACTIVITIES
DIVIDENDS PAID	(6,176)	(5,740)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	6,446	429
REPAYMENTS UNDER LINE OF CREDIT	(8,000)	—
BORROWINGS UNDER LINE OF CREDIT	17,000	—
REPAYMENTS OF BONDS PAYABLE	(440)	(335)
RESTRICTED CASH	10	—
DEFERRED FINANCING COSTS	(118)	(45)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,722	(5,691)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(616)	4,946
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,333	1,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,717	$6,375

SUPPLEMENTAL DISCLOSURE:
CASH PAID FOR INTEREST	$5,016	$5,193

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ARE AN INTEGRAL PART OF THESE STATEMENTS.

CORRECTIONAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

1.     General

The consolidated financial statements of the Company include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

The consolidated statement of income for the three and six months ended June 30, 2002 and the consolidated statement of cash flows for the six months ended June 30, 2002 have been restated from those reported in the Company’s Form 10-Q for the quarter ended June 30, 2002 as the result of the Jena Facility no longer being held for sale and no longer being reported as a discontinued operation effective in the fourth quarter of 2002. As a result, $505,000 and $1,011,000 for three and six months ended June 30, 2002, respectively, was reclassified from income from operations of discontinued facility, as reported in the Company’s Form 10-Q for the quarter ended June 30, 2002, to rental revenue. The restatement does not change net income or total earnings per share previously reported.

2.     Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies requirements for the recognition of guarantees at the onset of an arrangement. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual financial statements after December 15, 2002. There was no impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company is currently in the process of determining the effects, if any, on its financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

3.     Interest Rate Swap Agreements

The Company applies the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138, related to its use of derivative financial instruments. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations. As of June 30, 2003, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges.

The Company recognizes its derivatives on the balance sheet at fair value, representing a liability of approximately $1.0 million as of June 30, 2003, which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheets. Changes in the fair value for the effective portion of the gain or loss on a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in Accumulated Other Comprehensive Loss.

4.     Bank Credit Facility

The Company currently has a $110 million secured line of credit (the “Bank Credit Facility”) which may be used to finance the acquisition of correctional and detention facilities, to expand current facilities and for general working capital requirements.

In connection with the acquisition of Delaney Hall (See Note 9), the Company amended its Bank Credit Facility. The amendments included a reduction in the interest rate swap requirement from 75% to 60% of the outstanding balance of the Credit Facility, the approval of Community Education Centers (“CEC”) as a lease party (or operator) with respect to Delaney Hall and the granting by CEC of a leasehold mortgage for the benefit of CEC’s senior lender encumbering the Delaney Hall lease. The Bank Credit Facility was also amended to allow the Company, at the Company’s option, to deposit proceeds from an equity offering into a cash collateral account, allowing proceeds to be used to purchase additional facilities, rather than pay down the outstanding balance of the Bank Credit Facility, as previously required. The Company is not precluded from using the proceeds from an equity offering to reduce the amounts outstanding under the Bank Credit Facility.

The Company’s ability to borrow under the Bank Credit Facility, which matures on October 1, 2003, is subject to the Company’s ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.25 times Adjusted EBITDA (as defined in the Bank Credit Facility). Prior to September 30, 2002, the covenant restricted collateralized borrowings to not greater than 4.5 times Adjusted EBITDA. Additionally, the Bank Credit Facility is secured by twelve of the Company’s fourteen facilities at June 30, 2003. As of June 30, 2003, $83,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 7.45% based upon LIBOR plus an applicable margin taking into account the swap agreements. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility and on terms which would be acceptable to the Company, or at all.

As of June 30, 2003, the Company, subject to compliance with applicable covenants, had $27 million available borrowing capacity under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn, including specific requirements related to borrowings to finance the acquisition of correctional and detention facilities and/or to expand the facilities and for general working capital requirements. In order to fully utilize the capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity.

The Company has a total of $66 million of notional amount cash flow interest rate swaps outstanding. The swap agreements provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company will be obligated for the EuroDollar Rate Margin described in the amended Bank Credit Facility, which was 2.00% at June 30, 2003. The Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%.

Wackenhut Corrections Corporation’s (“WCC”) correctional facility operating contract with the California Department of Corrections (the “CDOC”) on the 224 bed McFarland Community Correctional Facility (the “McFarland Facility’) expired on June 30, 2003. The Company has been notified by WCC that the CDOC is in the process of preparing a twelve-month extension of the McFarland Facility contract and that the Legislative branch of California’s government has included funding for this contract in the proposed budget currently being debated in the General Assembly. The State of California proposed budget remains subject to change until approved by the Legislature and the Governor of California. WCC continues to house inmates for the CDOC during this process, and as of July 10, 2003 there were 207 inmates housed in the McFarland Facility representing an occupancy level of 92%. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other similarly impacted facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If the McFarland Facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $83 million outstanding, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Juvenile Justice Center (the “Jena Facility”), and as a result, the Jena Facility is currently vacant. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company’s Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,895,000.

5.     Comprehensive Income (Loss)

The components of the Company’s comprehensive income are as follows (dollars in thousands):

	For the Three Months Ended

	June 30, 2003	June 30, 2002

Net income	$2,827	$2,542
Unrealized loss on derivative instruments	(14)	(1,204)
Losses reclassified into earnings from other comprehensive loss	851	736

Comprehensive income	$3,664	$2,074

The components of the Company’s comprehensive income are as follows (dollars in thousands):

	For the Six Months Ended

	June 30, 2003	June 30, 2002

Net income	$5,455	$4,990
Unrealized loss on derivative instruments	(69)	(1,038)
Losses reclassified into earnings from other comprehensive loss	1,675	1,468

Comprehensive income	$7,061	$5,420

6.     Earnings Per Share

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

	For the Three Months Ended

	June 30, 2003	June 30, 2002

EPS
Net income	$2,827	$2,542

Weighted average shares — basic	7,627	7,175

Per share — Basic	$0.37	$0.35

Effect of dilutive stock options	94	56

Weighted average shares — diluted	7,721	7,231

Per share — Diluted	$0.37	$0.35

	For the Six Months Ended

	June 30, 2003	June 30, 2002

EPS
Net income	$5,455	$4,990

Weighted average shares — basic	7,512	7,168

Per share — Basic	$0.73	$0.70

Effect of dilutive stock options	87	51

Weighted average shares — diluted	7,599	7,219

Per share — Diluted	$0.72	$0.69

As of June 30, 2002, outstanding options to purchase 587,500 shares of the Company’s stock, with an exercise price of $20.00 per share and expiration dates between 2003 and 2008, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

As of June 30, 2003, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.

The 623,100 stock options outstanding at December 31, 2002 included 315,600 stock options with an expiration date of April 27, 2003. These 315,600 stock options were granted on April 28, 1998 with an exercise price of $20.00 per share. During the first and second quarters of 2003, 310,600 of these stock options were exercised, and the Company received proceeds of $6,212,000. In addition, 19,800 stock options, with exercise prices ranging from $11.19 to $17.31, were exercised during the second quarter of 2003, from which the Company received additional proceeds of $233,762. In total the Company received proceeds of approximately $6,446,000 from the exercise of stock options during the first and second quarter of 2003.

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

	For the Three Months Ended		For the Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income, as reported	$2,827	$2,542	$5,455	$4,990
Add: stock-based compensation expense included in net income as reported	—	—	—	—
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(15)	(7)	(97)	(74)

Pro forma net income	$2,812	$2,535	$5,358	$4,916

Net income per share
Basic, as reported	$0.37	$0.35	$0.73	$0.70
Basic, pro forma	$0.37	$0.35	$0.71	$0.69
Diluted, as reported	$0.37	$0.35	$0.72	$0.69
Diluted, pro forma	$0.36	$0.35	$0.71	$0.68

8.     Distributions Declared Per Share

Distributions are generally declared a quarter in arrears. Distributions declared per share for the three months ended June 30, 2003 and 2002 represent the first quarter distribution for 2003 and 2002, respectively. Distributions declared per share for the six months ended June 30, 2003 represents the fourth quarter distribution for 2002 and the first quarter distribution for 2003. Distributions declared per share for the six months ended June 30, 2002 represents the fourth quarter distribution for 2001 and the first quarter distribution for 2002.

9.     Delaney Hall Acquisition

On May 29, 2003, the Company acquired Delaney Hall, a 726 bed, minimum-security, correctional facility located in Newark, New Jersey, for approximately $21,000,000 plus transaction costs. The seller, CEC, leased Delaney Hall back from the Company subject to the terms of a ten-year, triple-net lease, with three additional renewal options of five years each at the option of CEC. The initial cash lease rate is 11% of the purchase price or $2,310,000 per annum, with 3% fixed annual increases on each anniversary. Under generally accepted accounting principles, the lease revenue will be recognized at a straight-line lease rate of 12.61%.

CEC will continue to operate Delaney Hall, located adjacent to the newly constructed Essex County Jail approximately two miles from Newark International Airport, under separate operating agreements with Essex County, New Jersey; Union County, New Jersey; and the New Jersey Department of Corrections. CEC, based in Roseland, New Jersey, is a leading provider of housing, treatment, and educational services to correctional populations throughout the United States. CEC currently operates twenty correctional facilities in eight states, providing services to approximately 3,500 individuals. Delaney Hall is a secure, urban-based, correctional facility developed by CEC and opened in March 2000 to provide housing, and comprehensive training and educational services for sentenced adults.

The Company completed this acquisition using cash on hand, plus $17,000,000 drawn under the Bank Credit Facility. The Company executed an intercreditor agreement with CEC’s senior lender granting certain rights to the senior lender to permit a cure by such lender of CEC’s events of default by such lender paying all lease obligations including rental payments and impositions, thereby preventing the termination of the CEC lease by the Company. As part of the transaction, a security deposit of approximately $662,000 was delivered by CEC to the Company which may be used by the Company to the extent required for the payment of rent or any imposition if an event of default occurs.

10.     Subsequent Events

On July 12, 2003, the Board of Trustees declared a distribution of $.45 per share for the quarter ended June 30, 2003, to shareholders of record on August 6, 2003. The distribution will be paid on September 3, 2003 and represents a distribution for the period from April 1, 2003 through June 30, 2003.

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Statements: The management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that are based on current expectations, estimates and projections about the business marketplace in which Correctional Properties Trust (the “Company”) operates. This section of the quarterly report also includes management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company’s investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers, developers and government entities, and the leasing of all such facilities under long-term leases to qualified third-party correctional facility operators. With the exception of the Mountain View Facility and the Pamlico Facility, the Company’s facilities are privately managed facilities that are leased to and operated by WCC.

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

     Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its employee stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans” and Note 5 “Share Option and Incentive Plans” in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002 along with Note 7 “Employee Stock-Based Compensation Plans” in the notes to the consolidated financial statements included this Form 10-Q for the quarter ended June 30, 2003.

Three Months ended June 30, 2003 vs. Three Months ended June 30, 2002

For the three months ended June 30, 2003, rental revenues of $7.9 million were generated from the lease of correctional and detention facilities, representing a 5% increase from the $7.5 million in rental revenue for the three months ended June 30, 2002. The increase is primarily due to the acquisition of Delaney Hall, which was acquired on May 29, 2003 and increased rental income by $0.2 million. The remaining increase is due to rent escalations, based on CPI, on certain of the facilities.

Depreciation of real estate properties totaled approximately $1.8 million for the quarter ended June 30, 2003 compared to $1.7 million for the quarter ended June 30, 2002.

General and administrative expenses incurred during the three months ended June 30, 2003 were approximately $487,000, compared to $424,000 for the three months ended June 30, 2002. The increase in general and administrative expenses is primarily due to an increase in salaries and benefits and insurance.

Interest expense for the three months ended June 30, 2003 was approximately $2.8 million compared to $2.9 million for the three months ended June 30, 2002. The decrease is primarily due to a reduction in the average outstanding balance of the Credit Facility.

Net income for the three months ended June 30, 2003 increased to $2,827,000 from $2,542,000 for the three months ended June 30, 2002.

Six Months ended June 30, 2003 vs. Six Months ended June 30, 2002

For the six months ended June 30, 2003, rental revenues of $15.4 million were generated from the lease of correctional and detention facilities, representing a 3% increase from the $15.0 million in rental revenue for the six months ended June 30, 2002. The increase is primarily due to the acquisition of Delaney Hall, which was acquired on May 29, 2003 and increased rental income by $0.2 million. The remaining increase is due to rent escalations, based on CPI, on certain of the facilities.

Depreciation of real estate properties totaled approximately $3.6 million for six months ended June 30, 2003 compared to $3.5 million for the six months ended June 30, 2002.

General and administrative expenses incurred during the six months ended June 30, 2003 were approximately $946,000, compared to $859,000 for the six months ended June 30, 2002. The increase in general and administrative expenses is primarily due to an increase in salaries and benefits and insurance.

Interest expense for the six months ended June 30, 2003 was approximately $5.5 million compared to $5.7 million for the six months ended June 30, 2002. The decrease is primarily due to a reduction in the average outstanding balance of the Credit Facility.

Net income for the six months ended June 30, 2003 increased to $5,455,000 from $4,990,000 for the six months ended June 30, 2002

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

The Company has a $110 million secured line of credit, which matures on October 1, 2003. The Bank Credit Facility enables the Company to borrow generally at floating rates based on LIBOR plus the applicable interest rate margin under the Bank Credit Facility; however, it includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn under the Bank Credit Facility, which effectively fixes the interest rate on a significant portion of the borrowings. The Company’s ability to borrow under the secured line of credit is subject to the Company’s compliance with a number of restrictive covenants and other requirements. The Company has initiated the process of obtaining a new bank credit facility to replace the existing Bank Credit Facility, and believes it will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current Bank Credit Facility on terms acceptable to the Company, or at all. As of June 30, 2003, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. The fair value of the interest rate swaps at June 30, 2003 is a liability of $1.0 million.

As of June 30, 2003, $83 million was drawn on the $110 million Bank Credit Facility. As of June 30, 2003, the Company, subject to compliance with applicable covenants, had $27 million available borrowing capacity under its Bank Credit Facility, including $5 million, which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn, including specific requirements related to borrowings to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements. In order to fully utilize the total capacity available under the Bank Credit Facility, it may be necessary for the Company to issue additional equity in order to comply with the restrictive covenants.

Each of the Company’s facilities are leased under triple-net leases in which the tenant is required to pay all the operating expenses, taxes, insurance, and structural and non-structural repairs and other costs. As a result, the Company has no commitments with respect to other capital expenditures on its existing facilities. The Company has an agreement under which it may acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by Wackenhut Corrections Corporation (“WCC”), subject to certain limited exceptions, and subject to time constraints on each specific property. Currently there are no WCC properties eligible for purchase pursuant to this agreement.

WCC correctional facility operating contract with the California Department of Corrections (the “CDOC”) on the 224 bed McFarland Community Correctional Facility (the “McFarland Facility’) expired on June 30, 2003. The Company has been notified by WCC that the CDOC is in the process of preparing a twelve-month extension of the McFarland Facility contract and that the Legislative branch of California’s government has included funding for this contract in the proposed budget currently being debated in the General Assembly. The State of California proposed budget remains subject to change until approved by the Legislature and the Governor of California. WCC continues to house inmates for the CDOC during this process, and as of July 10, 2003 there were 207 inmates housed in the McFarland Facility representing an occupancy level of 92%. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April

2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause the McFarland Facility, or any other similarly impacted facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. If the McFarland Facility were removed from the Pledge Pool Borrowing Base, the value of the facilities remaining would support the $83 million outstanding, and the Company would continue to be in compliance with the covenants of the Bank Credit Facility. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Juvenile Justice Center (the “Jena Facility”), and as a result, the Jena Facility is currently vacant. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company’s Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,895,000.

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

On March 8, 2002, The Wackenhut Corporation, which was the parent company and 57% owner of WCC, announced that it had signed a definitive merger agreement with Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. Prior to May 8, 2002, The Wackenhut Corporation and WCC were each traded individually on the New York Stock Exchange. On May 8, 2002, the merger was completed. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. WCC continues to be publicly traded and listed on the NYSE under the symbol “WHC”, and as a publicly traded company files regular reports as required under the Securities Exchange Act of 1934. Upon completion of the merger, Group 4 Falck announced its intention to explore and possibly pursue various means by which it might divest itself of the 57% ownership interest it now holds in WCC.

Following the merger, George Wackenhut and Richard Wackenhut resigned as members of the WCC Board of Directors, but continue as members of the Board of Trustees of Correctional Properties Trust. In addition, George Zoley, who resigned as Chairman of the Correctional Properties Trust Board of Trustees in September 2002, became Chairman of the WCC Board of Directors.

On May 1, 2003, Wackenhut Corrections Corporation announced it has entered into an agreement to purchase Group 4 Falck’s 57% ownership interest in WCC for a purchase price of $132.0 million in cash or $11.00 per share for each of the 12 million shares of WCC common stock held by Group 4 Falck. On July 9, 2003, WCC announced that it has completed the repurchase of all 12 million shares of WCC common stock held by its former majority shareholder, Group 4 Falck. The two Group 4 Falck members of the WCC Board of Directors have tendered their resignations, reducing the WCC Board from nine to seven members. In addition, on July 9, 2003 WCC announced that it has completed the sale of $150 million in aggregate principal amount of ten-year, 8 1/4% senior unsecured notes in a private offering to qualified institutional buyers under Rule 144A of the

Securities Act and to persons outside of the United States and the amendment of its senior secured credit facility, consisting of a $100 million six-year term loan and a $50 million five-year revolver. The interest rate for the term loan and the revolver is LIBOR plus 3%. WCC used the net proceeds from the offering, together with approximately $100 million of borrowings under its amended senior secured credit facility and approximately $16 million in cash-on-hand, to repurchase 12 million shares of its common stock from Group 4 Falck A/S, its former 57% shareholder, and to refinance amounts outstanding under its previous senior secured credit facility.

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases will remain unchanged as a result of the purchase by WCC of Group 4 Falck’s 57% ownership interest in WCC. The average remaining life on these eleven leases as of June 30, 2003 is approximately 5.25 years.

Funds from Operations

Management believes Funds from Operations (“FFO”) is helpful to investors as a measure of the performance of an equity REIT. FFO should not be considered as an alternative to net income (determined in accordance with (generally accepted accounting principles (“GAAP”)) as an indication of the Company’s financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions

The Company computes FFO in accordance with standards established by the White Paper on Fund from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in 1995, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements. The following tables present the Company’s FFO for the three and six months ended June 30, 2003 and June 30, 2002 (in thousands):

	Three Months Ended

	June 30, 2003	June 30, 2002

Net income	$2,827	$2,542
Plus real estate depreciation	1,824	1,720

Funds from Operations	$4,651	$4,262

	Six Months Ended

	June 30, 2003	June 30, 2002

Net income	$5,455	$4,990
Plus real estate depreciation	3,607	3,503

Funds from Operations	$9,062	$8,493

The Owned Facilities

The fourteen facilities owned by the Company at June 30, 2003 (the “Owned Facilities”) were purchased for an aggregate cash purchase price of approximately $293 million. The Company leases eleven of the Owned Facilities to WCC or its subsidiary, (the “WCC Facilities”), two of the Owned Facilities to the state of North Carolina (the “North Carolina Facilities”), and one of the Owned Facilities to CEC. The fourteen Owned Facilities are located in ten states and have an aggregate design capacity of 8,008 beds. The following table sets forth certain information with respect to the Owned Facilities as of June 30, 2003:

						Design		Expiration
	Date					Capacity		of	Operating
	Facility was					and	Facility	Underlying	Agreement
	Acquired by	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Facility and Location	the Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options

WCC FACILITIES:

Aurora INS Processing Center (the “Aurora Facility”) Aurora, CO	April 1998	April 2008	INS Processing Center	INS(4)	Minimum/ Medium	300/95%	May 1997	March 2004	Four Six- Month

McFarland Community Correctional Facility (the “McFarland Center Facility”) McFarland, CA	April 1998	April 2008	Pre-Release	CDOC(5)	Minimum/ Medium	224/95%	February 1988	June 2003 (6)	—

Queens Private Correctional Facility (the “Queens Facility”) New York, NY	April 1998	April 2008	INS Detention Facility	INS(7)	Minimum/ Medium	200/78%	March 1997	March 2004	Three One- Year

Central Valley Community Correctional Facility (the “Central Valley Facility”) McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/92%	December 1997	December 2007	—

Golden State Community Correctional Facility (the “Golden State Facility”) McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/92%	December 1997	December 2007	—

Desert View Community Correctional Facility (the “Desert View Facility" Adelanto, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/95%	December 1997	December 2007	—

Broward County Work Release Center (the “Broward County Facility”) Broward County, FL	April 1998	April 2008	Work Release Center	Broward County and BSO(8) and INS(9)	Non- Secured	300/77%(8)	February 1998	September 2003 (9)

						Design		Expiration
	Date					Capacity		of	Operating
	Facility was					and	Facility	Underlying	Agreement
	Acquired by	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Facility and Location	the Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options

Karnes County Correctional Center (the “Karnes Facility”) Karnes County, TX	April 1998	April 2008	Adult Correctional Facility	Karnes County	Multi- Security	480/107%	January 1996	2026	Varies

Lawton Correctional Facility (the “Lawton Facility”) Lawton, OK	January 1999	January 2009	Prison	ODOC(10)	Medium	1,500/105%	December 1999	June 2004	Four One- Year

Lea County Correctional Facility (the “Hobbs Facility”) Hobbs, NM	October 1998 (11)	October 2008	State Prison	Lea County	Multi- Security	1,200/101%	May 1998	June 2004	Annual

Jena Juvenile Justice Center (the “Jena Facility”) Jena, LA	January 2000	January 2010	Juvenile Correctional Facility	None	Multi- Security	276/0%	June 1999	N/A	N/A

FACILITIES LEASED TO THE STATE OF NORTH CAROLINA:

Mountain View Correctional Facility (the “Mountain View Facility”) Spruce Pine, NC	March 2001	November 2008 (12)	State Prison	(13)	Medium	576	December 1998	N/A	N/A

Pamlico Correctional Facility (the “Pamlico Facility”) Bayboro, NC	June 2001	August 2008 (12)	State Prison	(13)	Medium	576	August 1998	N/A	N/A

FACILITY LEASED TO CEC:

Delaney Hall Newark, NJ	May 2003	May 2013	Adult Correctional Facility	(14)	Minimum	726/ 97%	March 2000	(14)	(14)

Total Facilities					8,008

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of June 30, 2003. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of WCC , CEC or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to the Company.

(3)	The Company is not a party to the underlying operating agreement on each facility. WCC and CEC are the parties to the operating agreements with the contracting governmental entity on the WCC and CEC Facilities, respectively. The expiration or termination of the operating agreements between the governmental entity and WCC or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The United States Immigration and Naturalization Service (the “INS”).

(5)	The State of California Department of Corrections.

(6)	The Company has been notified by WCC that the CDOC is in the process of preparing a twelve-month extension of the McFarland Facility contract and that the Legislative branch of California’s government has included funding for this contract in the proposed budget currently being debated in the General Assembly. The State of California proposed budget remains subject to change until approved by the Legislature and the Governor of California. WCC continues to house inmates for the CDOC during this process, and as of July 10, 2003 there were 207 inmates housed in the McFarland Facility. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000

(7)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(8)	The Broward County Sheriff’s Office (the “BSO”). In February 2003, Broward County and the BSO executed an operating agreement with WCC under which the BSO will utilize between 82-100 beds. The contract expires on September 30, 2003.

(9)	The INS has executed an operating agreement with WCC under which the INS will utilize 150 beds in the Broward Facility. The contract was effective on August 1, 2002, and expires on September 30, 2003.

(10)	State of Oklahoma Department of Corrections.

(11)	In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12)	The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year thereafter, the State of North Carolina has an option to purchase the Mountain View and/or the Pamlico Facility for a predetermined declining amount. If the State of North Carolina were to elect to exercise its option to acquire the Mountain View Facility and/or the Pamlico Facility, the Company would be obligated to redeem all or a portion of the Bonds using net proceeds from the facility or facilities sale and a contingent reserve fund of $5.7 million held by the Trustee. In addition, the Company would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because the Company would no longer receive the monthly rental income once a facility is sold. As part of the 2003 Budget Act, the North Carolina General Assembly authorized the acquisition of either or both of the Pamlico and Mountain View facilities pursuant to the options contained in their respective leases. However, no funds were appropriated with respect to the exercise of either option, and the issuance of any financing contracts is subject to the approval of both the State Treasurer and the Council of State. In addition, the State can terminate the leases at the end of any term or renewal term by giving the lessor at least 180 days’ advance written notice.

(13)	The facility is leased to the State of North Carolina and operated by the North Carolina Department of Corrections.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires June 30, 2006; (2) Union County, New Jersey, which expires December 31, 2003; and (3) Essex County, New Jersey, which expired March 31, 2003. In connection with the Essex County correctional services agreement contract, which expired on March 31, 2003, CEC continues to provide services as specified in the contract. An extension to the existing contract is expected to be approved by the Essex County Board of Chosen Freeholders in July 2003, including terms comparable to those in the expired contract. On July 11, 2003, Essex County housed 274 inmates in Delaney Hall.

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

As of June 30, 2003, $83,000,000 had been drawn on the Bank Credit Facility at an average rate of 7.45% based upon LIBOR plus an applicable margin through July 7, 2003, taking into account the swap agreements described below. No indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of June 30, 2003. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2003 would result in an increase in interest expense for fiscal year 2003 of approximately $83,000.

The Company’s total interest rate swaps of $66 million provide that floating rate LIBOR payments on $45 million of indebtedness will be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness will be exchanged for fixed payments at a rate of 4.995% per annum. In addition, the Company is obligated for the EuroRate Margin described in the Bank Credit Facility, which was 2.00% at June 30, 2003. The fair value of the interest rate swaps at June 30, 2003 is a liability of $1.0 million.

The Bonds outstanding at June 30, 2003 of $56,340,000 under the Trust Indenture are non-recourse to the Company and non-recourse to the Company’s subsidiary, which is the obligor under the Bonds, and non-recourse to the subsidiary’s sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

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

Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. The Company believes that the outcome of the proceedings to which it is currently a party will not have a material adverse effect upon its operations or financial condition. Subject to certain exceptions, each of WCC and CEC indemnifies the Company for incidents that arise from operation of facilities leased to them. The State of North Carolina is not required to indemnify the Company for claims made against it on account of ownership of the two facilities. North Carolina is, however, required by its leases to carry liability insurance for the benefit of the Company against liabilities associated with or arising out of accidents or disasters at the facilities in the coverage amounts equal to $1,000,000 per occurrence and $10,000,000 in the aggregate. To the extent any claim is not covered by North Carolina’s insurance, or the Company’s, or exceeds the amount of the coverage, we may be liable.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 24, 2003, the Company held its 2003 Annual Meeting of Shareholders, at which the Company’s Shareholders re-elected each of George R. Wackenhut, Anthony P. Travisono and Clarence E. Anthony to a three-year term as Trustees until the 2006 Annual Meeting and until their respective successors have been duly elected and qualified. 7,056,663 shares were cast for the election of Mr. Wackenhut and 35,700 shares were withheld or abstained. 7,076,012 shares were cast for the election of Mr. Travisono and 16,351 shares were withheld or abstained. 7,081,412 shares were cast for the election of Mr. Anthony and 10,951 shares were withheld or abstained.

In addition, at the 2003 Annual Meeting on April 24, 2003, the Company’s shareholders ratified the appointment of the firm of Ernst & Young LLP to be independent certified public accountants for the fiscal year 2003. 7,010,587 shares were cast for the ratification of Ernst & Young LLP as the Company’s independent certified public accountants, 67,062 shares were voted against, and 14,714 shares were withheld or abstained.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment Agreement No. 5 to Credit Agreement dated April 10, 2003 by and among CPT Operating Partnership L.P., Correctional Properties Trust and Bank of America, N.A. as Agent for the lenders.

10.2	Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003.

10.3	Master Agreement to Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003.

99.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1) The Company filed a Form 8-K dated April 24, 2003 on April 25, 2003 in connection with the release of the Company’s earnings for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST

/s/ David J. Obernesser

David J. Obernesser
Vice President, Chief Financial Officer, Treasurer & Secretary
Date:  July 15, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 15, 2003	/s/ Charles R. Jones Charles R. Jones Chief Executive Officer

CERTIFICATION

I, David J. Obernesser, Chief Financial Officer of Correctional Properties Trust, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Correctional Properties Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 15, 2003	/s/ David J. Obernesser David J. Obernesser Chief Financial Officer