Form 10-Q
period 2003-09-30
CORRECTIONAL PROPERTIES TRUST
filed 2003-11-13
CIK 1056218

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

                                   10,967,750
               (Outstanding shares of the issuer's common shares,
              $0.001 par value per share, as of November 11, 2003)



================================================================================

                          CORRECTIONAL PROPERTIES TRUST
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX



                                                                                                                Page
                                                                                                                ----

PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
  a) Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002                                    3
  b) Consolidated Statements of Income for the three months ended September 30, 2003 and 2002                      4
  c) Consolidated Statements of Income for the nine months ended September 30, 2003 and 2002                       5
  d) Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002                   6
  e) Notes to Consolidated Financial Statements                                                                    7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   12
  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              22
  Item 4. Controls and Procedures                                                                                 22
PART II - OTHER INFORMATION
  Item 1. Legal Proceedings                                                                                       23
  Item 2. Changes in Securities and Use of Proceeds                                                               23
  Item 3. Defaults upon Senior Securities                                                                         23
  Item 4. Submission of Matters to a Vote of Security Holders                                                     23
  Item 5. Other Information                                                                                       23
  Item 6. Exhibits                                                                                                23
SIGNATURE                                                                                                         24
CERTIFICATIONS                                                                                                    25


                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (Unaudited)


                                                                                 September 30,            December 31,
                                                                                    2003                     2002
                                                                                 ------------              ----------
ASSETS
REAL ESTATE PROPERTIES, AT COST
   CORRECTIONAL AND DETENTION FACILITIES                                          $ 293,298                $ 271,990
   LESS - ACCUMULATED DEPRECIATION                                                  (31,263)                 (25,761)
                                                                                  ---------                ---------
      NET REAL ESTATE PROPERTIES                                                    262,035                  246,229
CASH AND CASH EQUIVALENTS                                                             4,000                    4,333
RESTRICTED CASH                                                                       7,150                    7,154
DEFERRED FINANCING COSTS, NET                                                         1,094                    1,566
OTHER ASSETS                                                                          3,511                    3,307
                                                                                  ---------                ---------
      TOTAL ASSETS                                                                $ 277,790                $ 262,589
                                                                                  =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                          $   2,338                $   4,353
   DEFERRED REVENUE                                                                   1,998                       --
   BONDS PAYABLE                                                                     56,105                   56,780
   REVOLVING LINE OF CREDIT                                                           5,000                   74,000
                                                                                  ---------                ---------
   TOTAL LIABILITIES                                                                 65,441                  135,133
                                                                                  ---------                ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   PREFERRED SHARES, $.001 PAR VALUE; 50,000,000 SHARES AUTHORIZED;
      NONE OUTSTANDING                                                                   --                       --
   COMMON SHARES, $.001 PAR VALUE; 150,000,000 SHARES AUTHORIZED;
     10,943,800 and 7,349,650 SHARES ISSUED AND OUTSTANDING                              11                        7
   CAPITAL IN EXCESS OF PAR VALUE                                                   219,786                  135,302
   DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS                                   (7,448)                  (5,234)
   ACCUMULATED OTHER COMPREHENSIVE LOSS                                                  --                   (2,619)
                                                                                  ---------                ---------
      TOTAL SHAREHOLDERS' EQUITY                                                    212,349                  127,456
                                                                                  ---------                ---------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 277,790                $ 262,589
                                                                                  =========                =========



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)



                                                                        September 30,         September 30,
                                                                             2003                 2002
                                                                        -------------         -------------
                                                                                              (As Restated)
REVENUES
   RENTAL                                                                  $ 8,305               $ 7,518
   INTEREST                                                                     34                    57
                                                                           -------               -------
                                                                             8,339                 7,575
                                                                           -------               -------
EXPENSES
   DEPRECIATION                                                              1,895                 1,688
   GENERAL AND ADMINISTRATIVE                                                  488                   339
   INTEREST                                                                  2,524                 2,883
                                                                           -------               -------
                                                                             4,907                 4,910
                                                                           -------               -------
NET INCOME                                                                 $ 3,432               $ 2,665
                                                                           =======               =======

NET INCOME PER COMMON SHARE:
   BASIC                                                                   $  0.34               $  0.37
                                                                           =======               =======
   DILUTED                                                                 $  0.33               $  0.37
                                                                           =======               =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   BASIC                                                                    10,161                 7,178
                                                                           =======               =======
   DILUTED                                                                  10,263                 7,267
                                                                           =======               =======

DISTRIBUTIONS DECLARED PER COMMON SHARE OUTSTANDING (NOTE 8)               $  0.45               $  0.40
                                                                           =======               =======



           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                                         September 30,        September 30,
                                                                             2003                 2002
                                                                         -------------        -------------
                                                                                              (As Restated)
   REVENUES
      RENTAL                                                               $23,740               $22,489
      INTEREST                                                                  92                   145
                                                                           -------               -------
                                                                            23,832                22,634
                                                                           -------               -------
   EXPENSES
      DEPRECIATION                                                           5,502                 5,191
      GENERAL AND ADMINISTRATIVE                                             1,434                 1,198
      INTEREST                                                               8,009                 8,590
                                                                           -------               -------
                                                                            14,945                14,979
                                                                           -------               -------
   NET INCOME                                                              $ 8,887               $ 7,655
                                                                           =======               =======

 NET INCOME PER COMMON SHARE:
      BASIC                                                                $  1.06               $  1.07
                                                                           =======               =======
      DILUTED                                                              $  1.05               $  1.06
                                                                           =======               =======

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      BASIC                                                                  8,405                 7,171
                                                                           =======               =======
      DILUTED                                                                8,497                 7,235
                                                                           =======               =======

DISTRIBUTIONS DECLARED PER COMMON SHARE OUTSTANDING (NOTE 8)               $  1.27               $  1.20
                                                                           =======               =======




           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (Unaudited)



                                                                      September 30,          September 30,
                                                                          2003                   2002
                                                                      -------------          -------------
                                                                                             (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                                           $  8,887                $  7,655
   ADJUSTMENTS TO NET INCOME:
      DEPRECIATION OF REAL ESTATE ASSETS                                   5,502                   5,191
      AMORTIZATION                                                           756                     626
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
      OTHER ASSETS                                                          (204)                   (448)
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                  604                      58
      DEFERRED REVENUE                                                     1,998                   1,950
                                                                        --------                --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              17,543                  15,032
                                                                        --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES
   ACQUISITION OF REAL ESTATE INVESTMENTS                                (21,308)                     --
                                                                        --------                --------
      NET CASH USED IN INVESTING ACTIVITIES                              (21,308)                     --
                                                                        --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
   DIVIDENDS PAID                                                        (11,101)                 (8,611)
   PROCEEDS FROM COMMON STOCK OFFERING (NET OF $4,987
      OF OFFERING COSTS)                                                  77,888                      --
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                 6,600                     545
   REPAYMENTS UNDER LINE OF CREDIT                                       (86,000)                     --
   BORROWINGS UNDER LINE OF CREDIT                                        17,000                      --
   REPAYMENTS OF BONDS PAYABLE                                              (675)                   (510)
   RESTRICTED CASH                                                             4                     (16)
   DEFERRED FINANCING COSTS                                                 (284)                    (46)
                                                                        --------                --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  3,432                  (8,638)
                                                                        --------                --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (333)                  6,394
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             4,333                   1,429
                                                                        --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  4,000                $  7,823
                                                                        ========                ========
SUPPLEMENTAL DISCLOSURE:
   CASH PAID FOR INTEREST                                               $  7,458                $  7,862
                                                                        ========                ========




           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          CORRECTIONAL PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

The consolidated statement of income for the three and nine months ended September 30, 2002 and the consolidated statement of cash flows for the nine months ended September 30, 2002 have been restated from those reported in the Company's Form 10-Q for the quarter ended September 30, 2002 as the result of the Jena Facility no longer being held for sale and no longer being reported as a discontinued operation effective in the fourth quarter of 2002. As a result, $505,000 and $1,516,000 for three and nine months ended September 30, 2002, respectively, was reclassified from income from operations of discontinued facility, as reported in the Company's Form 10-Q for the quarter ended September 30, 2002, to rental revenue. The restatement does not change net income or total earnings per share previously reported.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and is effective in the first fiscal year or interim period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The Company is currently in the process of determining the effects, if any, on its financial position, results of operations and cash flows that will result from the adoption of FIN No. 46.

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

During 2000 and 2001, the Company had entered into certain interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company had determined the interest rate swaps to be effective cash flow hedges. These swap agreements provided that floating rate LIBOR payments on $45 million of indebtedness would be exchanged for fixed payments at a rate of 7.035% per annum and floating rate LIBOR payments on $21 million of indebtedness would be exchanged for fixed payments at a rate of 4.995% per annum. These interest rate swap agreements were to expire on October 1, 2003.

As a result of the repayment of the Bank Credit Facility (as defined below) by $78 million in July 2003 using the proceeds from the July 2003 public offering (See Note 10), which in effect eliminated the like amount of variable rate borrowings associated with interest rate swap agreements, the Company terminated its $66 million of interest rate swap agreements. The cost of terminating the interest rate swap agreements was approximately $1.0 million and was recorded as interest expense in the consolidated statements of income for the three and nine months ended September 30, 2003. As of September 30, 2003, the Company has no interest rate swap agreements in effect.

4. BANK CREDIT FACILITY

On September 30, 2003, the Company's secured line of credit, as amended, (the "Bank Credit Facility"), which was to expire on October 1, 2003, was extended until December 31, 2003. The available commitment on the Bank Credit Facility during the extension period was reduced from $110 million to $30 million, and the interest rate swap requirement of 60% of the outstanding balance of the Bank Credit Facility was eliminated. The Bank Credit Facility may be used to finance the acquisition of correctional and detention facilities, to expand current facilities and for general working capital requirements.

Following the finalization of summary terms and conditions, the Company engaged Bank of America in September 2003 to continue as sole administrative agent for a replacement bank credit facility. This replacement credit facility is expected to include amended terms and conditions, and is expected to be up to an initial amount of $100 million, with an option to increase the credit facility during its term to up to $200 million, subject to successful syndication and closing. The Company currently expects this replacement bank credit facility to be completed in November 2003. However, there can be no assurance that a replacement bank credit facility will be completed by the expiration of the extension period of December 31, 2003 or thereafter.

In connection with the acquisition of Delaney Hall on May 29, 2003 (See Note 9), the Company amended its Bank Credit Facility, effective as of May 29, 2003. These amendments included a reduction in the interest rate swap requirement from 75% to 60% of the outstanding balance of the Credit Facility, the approval of Community Education Centers ("CEC") as a lease party (or operator) with respect to Delaney Hall and the granting by CEC of a leasehold mortgage for the benefit of CEC's senior lender encumbering the Delaney Hall lease. This amendment to the Bank Credit Facility also allows the Company, at the Company's option, to deposit proceeds from an equity offering into a cash collateral account, allowing proceeds to be used to purchase additional facilities, rather than pay down the outstanding balance of the Bank Credit Facility, as previously required. The Company is not precluded from using the proceeds from an equity offering to reduce the amounts outstanding under the Bank Credit Facility.

The Company's ability to borrow under the Bank Credit Facility is subject to the Company's ongoing compliance with several covenants including a cash flow covenant restricting collateralized borrowings to not greater than 4.25 times Adjusted EBITDA (as defined in the Bank Credit Facility). Prior to September 30, 2002, the covenant restricted collateralized borrowings to not greater than 4.5 times Adjusted EBITDA. Additionally, the Bank Credit

Facility is secured by twelve of the Company's fourteen facilities at September 30, 2003. As of September 30, 2003, $5,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 3.12% based upon LIBOR plus an applicable Eurodollar Rate Margin described in the Bank Credit Facility, which was 2.00% at September 30, 2003. The applicable Eurodollar Rate Margin is determined based upon the ratio of Consolidated Total Indebtedness to Consolidated Adjusted EBITDA and ranges from 1.75% to 2.50%.

As of September 30, 2003, the Company, subject to compliance with applicable covenants, had $25 million available borrowing capacity under its Bank Credit Facility, including $5 million available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn, including specific requirements related to borrowings to finance the acquisition of correctional and detention facilities and/or to expand the facilities and for general working capital requirements.

Wackenhut Corrections Corporation's ("WCC") correctional facility operating contract with the California Department of Corrections (the "CDOC") on the 224 bed McFarland Community Correctional Facility (the "McFarland Facility'), which expired on June 30, 2003, has been extended until December 31, 2003. WCC is continuing its efforts to extend the operating contract beyond December 31, 2003 with the CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. However, there is no assurance that a contract extension or new contract will be finalized by December 31, 2003 or thereafter. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause a facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Juvenile Justice Center (the "Jena Facility"), and as a result, the Jena Facility is currently vacant. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,895,000.

5. COMPREHENSIVE INCOME (LOSS)

The components of the Company's comprehensive income are as follows (dollars in thousands):


                                                                                  For the Three Months Ended
                                                                          ----------------------------------------
                                                                          September 30, 2003    September 30, 2002
                                                                          ------------------    ------------------
     Net income                                                                 $  3,432            $   2,665
     Unrealized gain on derivative instruments                                        --                   47
                                                                                --------            ---------
Comprehensive income                                                            $  3,432            $   2,712
                                                                                ========            =========





                                                                                  For the Nine Months Ended
                                                                          ----------------------------------------
                                                                          September 30, 2003    September 30, 2002
                                                                          ------------------    ------------------
   Net income                                                                  $  8,887            $   7,655
   Unrealized gain on derivative instruments                                         --                  478
                                                                               --------            ---------
Comprehensive income                                                           $  8,887            $   8,133
                                                                               ========            =========


6. EARNINGS PER SHARE

The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):


                                           For the Three Months Ended        For the Nine Months Ended
                                         ------------------------------    ------------------------------
                                         September 30,    September 30,    September 30,    September 30,
                                             2003             2002             2003            2002
                                         -------------    -------------    -------------    -------------
Net income                                 $ 3,432          $ 2,665          $ 8,887          $ 7,655
                                           -------          -------          -------          -------
Weighted average shares - basic             10,161            7,178            8,405            7,171
                                           -------          -------          -------          -------
Per Share - Basic                          $  0.34          $  0.37          $  1.06          $  1.07
                                           =======          =======          =======          =======
Effect of dilutive stock options               102               89               92               64
                                           -------          -------          -------          -------
Weighted average shares - diluted           10,263            7,267            8,497            7,235
                                           -------          -------          -------          -------
Per Share - Diluted                        $  0.33          $  0.37          $  1.05          $  1.06
                                           =======          =======          =======          =======


As of September 30, 2003 and 2002, all outstanding options to purchase shares of the Company's stock were included in the computation of diluted EPS.

The 623,100 stock options outstanding at December 31, 2002 included 315,600 stock options with an expiration date of April 27, 2003. These 315,600 stock options were granted on April 28, 1998 with an exercise price of $20.00 per share. During the first and second quarters of 2003, 310,600 of these stock options were exercised, and the Company received proceeds of $6,212,000. In addition, 33,550 stock options, with exercise prices ranging from $11.19 to $17.31, were exercised during the second and third quarter of 2003, from which the Company received additional proceeds of $387,590. In total the Company received proceeds of $6,599,590 from the exercise of stock options in 2003.

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


                                                                     For the Three Months Ended         For the Nine Months Ended
                                                                   ------------------------------     ------------------------------
                                                                   September 30,    September 30,     September 30,    September 30,
                                                                       2003             2002             2003             2002
                                                                   -------------    -------------     -------------    -------------
Net income, as reported                                              $   3,432         $   2,665        $   8,887        $   7,655
Add:  stock-based  compensation  expense  included  in  net                 --                --               --               --
income as reported
Deduct: stock-based compensation expense determined
  under the fair value based method for all awards                         (15)               (7)            (112)             (82)
                                                                     ---------         ---------        ---------        ---------
Pro forma net income                                                 $   3,417         $   2,658        $   8,775        $   7,573
                                                                     =========         =========        =========        =========
Net income per share
Basic, as reported                                                   $    0.34         $    0.37        $    1.06        $    1.07
Basic, pro forma                                                     $    0.34         $    0.37        $    1.04        $    1.06
Diluted, as reported                                                 $    0.33         $    0.37        $    1.05        $    1.06
Diluted, pro forma                                                   $    0.33         $    0.37        $    1.03        $    1.05



8. DISTRIBUTIONS DECLARED PER SHARE

Distributions are generally declared a quarter in arrears. Distributions declared per share for the three months ended September 30, 2003 and 2002 represent the second quarter distribution for 2003 and 2002, respectively. Distributions declared per share for the nine months ended September 30, 2003 represents the fourth quarter distribution for 2002 and the first and second quarter distribution for 2003. Distributions declared per share for the nine months ended September 30, 2002 represents the fourth quarter distribution for 2001 and the first and second quarter distribution for 2002.

9. DELANEY HALL ACQUISITION

On May 29, 2003, the Company acquired Delaney Hall, a 726 bed, minimum-security, correctional facility located in Newark, New Jersey, for approximately $21,000,000 plus transaction costs. The seller, CEC, leased Delaney Hall back from the Company subject to the terms of a ten-year, triple-net lease, with three additional renewal options of five years each at the option of CEC. The initial cash lease rate is 11% of the purchase price or $2,310,000 per annum, with 3% fixed annual increases on each anniversary. Under accounting principles generally accepted in the United States, the lease revenue will be recognized at a straight-line lease rate of 12.61%.

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

The Company completed this acquisition using cash on hand, plus $17,000,000 drawn under the Bank Credit Facility. The Company executed an intercreditor agreement with CEC's senior lender granting certain rights to the senior lender to permit a cure by such lender of CEC's events of default by such lender paying all lease obligations including rental payments and impositions, thereby preventing the termination of the CEC lease by the Company. As part of the transaction, a security deposit of approximately $662,000 was delivered by CEC to the Company which may be used by the Company to the extent required for the payment of rent or any imposition if an event of default occurs.

10. JULY 2003 PUBLIC OFFERING

In July 2003, the Company completed a public offering of 3,250,000 common shares of beneficial interest at $25.50 per share, under its shelf registration statement previously declared effective by the Securities and Exchange Commission. The gross proceeds from the offering of $82,875,000 less expenses of $4,987,000, which includes underwriters' fees and expenses associated with the offering, generated net proceeds to the Company of approximately $77,888,000. The net proceeds of the offering were used to pay down the outstanding balance of the Bank Credit Facility.

11. SUBSEQUENT EVENTS

On October 16, 2003, the Board of Trustees declared a distribution of $.45 per share for the quarter ended September 30, 2003, to shareholders of record on November 14, 2003. The distribution will be paid on December 2, 2003 and represents a distribution for the period from July 1, 2003 through September 30, 2003.

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

The principal business strategy of the Company is to acquire correctional and detention facilities that meet the Company's investment criteria. The Company strategy includes the acquisition of correctional facilities from private prison managers, developers and government entities, and the leasing of all such facilities under long-term leases to qualified third-party correctional facility operators. With the exception of the Mountain View Facility and the Pamlico Facility, the Company's facilities are privately managed facilities that are leased to and operated by WCC or CEC.

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

DEPRECIATION OF REAL ESTATE

Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The purchase price of properties is allocated to tangible and intangible assets based on their respective values. The tangible cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. Management is required to make subjective evaluations of the estimated useful lives of its properties, which directly impacts the Company's net income.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for its employee stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for the Company's stock-based compensation plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 "Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans" and Note 5 "Share Option and Incentive Plans" in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002 along with Note 7 "Employee Stock-Based Compensation Plans" in the notes to the consolidated financial statements included this Form 10-Q for the quarter ended September 30, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED SEPTEMBER 30, 2002

For the three months ended September 30, 2003, rental revenues of $8.3 million were generated from the lease of correctional and detention facilities, representing a 10% increase from the $7.5 million in rental revenue for the three months ended September 30, 2002. The increase is primarily due to the acquisition of Delaney Hall on May 29, 2003, which increased rental income by $0.7 million. The remaining increase is due to rent escalations, based on CPI, on certain of the facilities.

Depreciation of real estate properties totaled approximately $1.9 million for the quarter ended September 30, 2003 compared to $1.7 million for the quarter ended September 30, 2002.

General and administrative expenses incurred during the three months ended September 30, 2003 were approximately $488,000, compared to $339,000 for the three months ended September 30, 2002. The increase in general and administrative expenses is primarily due to an increase in salaries and benefits, insurance, and professional fees.

Interest expense for the three months ended September 30, 2003 was approximately $2.5 million compared to $2.9 million for the three months ended September 30, 2002. The decrease is primarily due to a reduction in the average outstanding balance of the Credit Facility.

Net income for the three months ended September 30, 2003 increased to $3,432,000 from $2,665,000 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2003, rental revenues of $23.7 million were generated from the lease of correctional and detention facilities, representing a 6% increase from the $22.5 million in rental revenue for the nine months ended September 30, 2002. The increase is primarily due to the acquisition of Delaney Hall on May 29, 2003, which increased rental income by $0.9 million. The remaining increase is due to rent escalations, based on CPI, on certain of the facilities.

Depreciation of real estate properties totaled approximately $5.5 million for nine months ended September 30, 2003 compared to $5.2 million for the nine months ended September 30, 2002.

General and administrative expenses incurred during the nine months ended September 30, 2003 were approximately $1,434,000, compared to $1,198,000 for the nine months ended September 30, 2002. The increase in general and administrative expenses is primarily due to an increase in salaries and benefits, insurance and professional fees.

Interest expense for the nine months ended September 30, 2003 was approximately $8.0 million compared to $8.6 million for the nine months ended September 30, 2002. The decrease is primarily due to a reduction in the average outstanding balance of the Credit Facility.

Net income for the nine months ended September 30, 2003 increased to $8,887,000 from $7,655,000 for the nine months ended September 30, 2002

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

The Company's Bank Credit Facility, which was to expire on October 1, 2003, has been extended until December 31, 2003. The Bank Credit Facility enables the Company to borrow generally at floating rates based on LIBOR plus the applicable Eurodollar Rate Margin under the Bank Credit Facility. The Company's ability to borrow under the Bank Credit Facility is subject to the Company's compliance with a number of restrictive covenants and other requirements. Following the finalization of summary terms and conditions, the Company engaged Bank of America in September 2003 to continue as sole administrative agent for a replacement bank credit facility. This replacement credit facility is expected to include amended terms and conditions, and is expected to be up to an initial amount of $100 million, with an option to increase the credit facility during its term to up to $200 million, subject to successful syndication and closing. The Company currently expects this replacement bank credit facility to be completed in November 2003. However, there can be no assurance that a replacement bank credit facility will be completed by the expiration of the extension period of December 31, 2003 or thereafter.

As of September 30, 2003, $5 million was drawn on the $30 million Bank Credit Facility. As of September 30, 2003, the Company, subject to compliance with applicable covenants, had $25 million available borrowing capacity under its Bank Credit Facility, including $5 million, which is currently available to be drawn on the swing line component of the Bank Credit Facility for general working capital requirements. All borrowings under the Bank Credit Facility are subject to the Company's compliance with several restrictive covenants prior to any such amounts being drawn, including specific requirements related to borrowings to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.

Each of the Company's facilities are leased under triple-net leases in which the tenant is required to pay all the operating expenses, taxes, insurance, and structural and non-structural repairs and other costs. As a result, the Company has no commitments with respect to other capital expenditures on its existing facilities. The Company has an agreement under which it may acquire, at a price of up to 105% of cost, and lease back to WCC, any correctional or detention facility acquired or developed and owned by Wackenhut Corrections Corporation ("WCC"), subject to certain limited exceptions, and subject to time constraints on each specific property. Currently there are no WCC properties eligible for purchase pursuant to this agreement.

Wackenhut Corrections Corporation's ("WCC") correctional facility operating contract with the California Department of Corrections (the "CDOC") on the 224 bed McFarland Community Correctional Facility (the "McFarland Facility'), which expired on June 30, 2003, has been extended until December 31, 2003. WCC is continuing its efforts to extend the operating contract beyond December 31, 2003 with the CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. However, there is no assurance that a contract extension or new contract will be finalized by December 31, 2003 or thereafter. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000.

The absence of a correctional service operating or management contract between a governmental agency and a qualified operator may cause a facility securing the Bank Credit Facility, to become ineligible for inclusion in the Pledge Pool Borrowing Base under the Bank Credit Facility. WCC does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Juvenile Justice Center (the "Jena Facility"), and as a result, the Jena Facility is currently vacant. However, WCC continues to make rental payments to the Company as required under the terms of the non-cancelable lease. As a result of the termination of the operating contract in effect when the Company acquired the Jena Facility, the Jena Facility is no longer included in the Company's Pledge Pool Borrowing Base described in the Bank Credit Facility. The current annual cash rent on the Jena Facility is approximately $1,895,000.

The Company expects to meet its long-term liquidity requirements for the funding of real property development and acquisitions by borrowing under a bank credit facility and by issuing equity or debt securities in public or private transactions. The Company anticipates that it will be able to obtain financing for its long-term capital needs. However, there can be no assurance that such additional financing or capital will be available on terms acceptable to the Company. The Company may, under certain circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code

On June 12, 2002, the Company filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to Rule 415 under the Securities Act of 1933, as amended, which is now effective. The Company may, from time to time, offer its common shares of beneficial interest, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing (collectively, the "Securities"). The Securities may only be offered in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in one or more supplements to the prospectus. The registration statement is intended to provide the Company flexibility to raise up to $250 million from the offering of the Securities, subject to market conditions and capital needs. Net proceeds from the offering may be used by the Company to acquire correctional properties, repay outstanding debt, and for general working capital purposes.

In July 2003, the Company completed a public offering of 3,250,000 common shares of beneficial interest at $25.50 per share, under its shelf registration statement previously declared effective by the Securities and Exchange Commission. The gross proceeds from the offering of $82,875,000 less expenses of $4,987,000, which includes underwriters' fees and expenses associated with the offering, generated net proceeds to the Company of approximately $77,888,000. The net proceeds of the offering were used to pay down the outstanding balance of the Bank Credit Facility.

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

On May 1, 2003, Wackenhut Corrections Corporation announced it has entered into an agreement to purchase Group 4 Falck's 57% ownership interest in WCC for a purchase price of $132.0 million in cash or $11.00 per share for each of the 12 million shares of WCC common stock held by Group 4 Falck. On July 9, 2003, WCC announced that it has completed the repurchase of all 12 million shares of WCC common stock held by its former majority shareholder, Group 4 Falck. The two Group 4 Falck members of the WCC Board of Directors have tendered their resignations, reducing the WCC Board from nine to seven members. In addition, on July 9, 2003, WCC announced that it has completed the sale of $150 million in aggregate principal amount of ten-year, 8 1/4% senior unsecured notes in a private offering to qualified institutional buyers under Rule 144A of the Securities Act and to persons outside of the United States and the amendment of its senior secured credit facility, consisting of a $100 million six-year term loan and a $50 million five-year revolver. The interest rate for the term loan and the revolver is LIBOR plus 3%. WCC used the net proceeds from the offering, together with approximately $100 million of borrowings under its amended senior secured credit facility and approximately $16 million in cash-on-hand, to repurchase 12 million shares of its common stock from Group 4 Falck A/S, its former 57% shareholder, and to refinance amounts outstanding under its previous senior secured credit facility.

The Company currently leases eleven correctional facilities to WCC under long-term, triple-net leases. The terms and conditions of these non-cancelable leases were not affected by the purchase by WCC of Group 4 Falck's 57% ownership interest in WCC. The average remaining life on these eleven leases as of September 30, 2003 is approximately 5.00 years.

FUNDS FROM OPERATIONS

Management believes Funds from Operations ("FFO") is helpful to investors as a measure of the performance of an equity REIT. FFO should not be considered as an alternative to net income (determined in accordance with (generally accepted accounting principles ("GAAP")) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions

The Company computes FFO in accordance with the current standards established by the White Paper on Fund from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

The Company believes that in order to facilitate a clear understanding of the consolidated operating results of the company, FFO should be examined in conjunction with net income as presented in the consolidated financial statements. The following tables present the Company's FFO for the three and nine months ended September 30, 2003 and September 30, 2002 (in thousands):


                                      For the Three Months Ended        For the Nine Months Ended
                                    ------------------------------    -----------------------------
                                    September 30,    September 30,    September 30,   September 30,
                                         2003            2002             2003              2002
                                    -------------    -------------    -------------   -------------
Net income                             $ 3,432          $ 2,665          $ 8,887          $ 7,655
Plus real estate depreciation            1,895            1,688            5,502            5,191
                                       -------          -------          -------          -------
Funds from Operations                  $ 5,327          $ 4,353          $14,389          $12,846
                                       =======          =======          =======          =======


THE OWNED FACILITIES

The fourteen facilities owned by the Company at September 30, 2003 (the "Owned Facilities") were purchased for an aggregate cash purchase price of approximately $293 million. The Company leases eleven of the Owned Facilities to WCC or its subsidiary, (the "WCC Facilities"), two of the Owned Facilities to the state of North Carolina (the "North Carolina Facilities"), and one of the Owned Facilities to CEC. The fourteen Owned Facilities are located in ten states and have an aggregate design capacity of 8,008 beds. The following table sets forth certain information with respect to the Owned Facilities as of September 30, 2003:




                      Date                                                          Design                 Expiration
                   Facility was                                                    Capacity                    of         Operating
                   Acquired by                            Contract-                  and        Facility   Underlying     Agreement
Facility and         the          Lease       Type of     ing          Security    Occupancy     Opening   Operating       Renewal
Location           Company        Expiration  Facility    Entity       Level (1)    Rate (2)      Date    Agreement (3)    Options
-------------      -----------------------------------------------------------------------------------------------------------------
WCC FACILITIES:
 AURORA            April 1998     April 2008  BICE          BICE(4)     Minimum/     300/103%      May          March        Four
 PROCESSING CENTER                            Processing                Medium                     1997         2004         Six-
   (the "Aurora                               Center                                                                         Month
   Facility")
   Aurora, CO
MCFARLAND          April 1998     April 2008  Pre-Release   CDOC(5)     Minimum/     224/95%       February     December     --
COMMUNITY                                                               Medium                     1988         2003 (6)
CORRECTIONAL
FACILITY
   (the "McFarland
   Center
   Facility")
   McFarland, CA
QUEENS PRIVATE     April 1998     April 2008  BICE          BICE(7)     Minimum/     200/79%       March        March         Three
CORRECTIONAL                                  Detention                 Medium                     1997         2004          One-
FACILITY                                      Facility                                                                        Year
   (the "Queens
   Facility")
   New York, NY
 CENTRAL VALLEY    April 1998     April 2008  Adult         CDOC        Minimum/     550/100%      December     December      --
 COMMUNITY                                    Correctional              Medium                     1997         2007
 CORRECTIONAL                                 Facility
 FACILITY
   (the "Central
   Valley
   Facility")
   McFarland, CA
GOLDEN STATE       April 1998     April 2008  Adult         CDOC        Minimum/     550/101%      December     December      --
COMMUNITY                                     Correctional              Medium                     1997         2007
CORRECTIONAL                                  Facility
FACILITY
   (the "Golden
   State
   Facility")
   McFarland, CA
DESERT VIEW        April 1998     April 2008  Adult         CDOC        Minimum/     550/99%       December     December      --
COMMUNITY                                     Correctional              Medium                     1997         2007
CORRECTIONAL                                  Facility
FACILITY
   (the "Desert
   View
   Facility"
   Adelanto, CA
BROWARD COUNTY     April 1998     April 2008  BICE and      Broward     Non-         300/81%(8)    February     September     (9)
WORK RELEASE                                  Work          County      Secured                    1998         2004 (8)(9)
CENTER                                        Release       and BSO(8)
(the "Broward                                 Center        and
   County                                                   BICE(9)
   Facility")
   Broward
   County, FL
KARNES COUNTY      April 19998    April 2008  Adult         Karnes      Multi-       480/103%      January      2026          Varies
CORRECTIONAL                                  Correc        County      Security                   1996
CENTER                                        tional
   (the "Karnes                               Facility
   Facility")
   Karnes County,
   TX
LAWTON             January        January     Prison        ODOC(10)    Medium       1,500/104%    December     June          Four
CORRECTIONAL       1999           2009                                                             1999         2004          One-
FACILITY                                                                                                                      Year
   (the "Lawton
   Facility")
   Lawton, OK
LEA COUNTY         October        October     State         Lea         Multi-       1,200/101%    May          June          Annual
CORRECTIONAL       1998           2008        Prison        County      Security                   1998         2004
FACILITY           (11)
   (the "Hobbs
   Facility")
   Hobbs, NM
JENA JUVENILE      January        January     Juvenile      None       Multi-        276/0%        June         N/A           N/A
JUSTICE CENTER     2000           2010        Correctional             Security                    1999
   (the "Jena                                 Facility
   Facility")
   Jena, LA
 FACILITIES LEASED
 TO THE STATE OF



                      Date                                                          Design                 Expiration
                   Facility was                                                    Capacity                    of         Operating
                   Acquired by                            Contract-                  and        Facility   Underlying     Agreement
Facility and         the          Lease       Type of     ing          Security    Occupancy     Opening   Operating       Renewal
Location           Company        Expiration  Facility    Entity       Level (1)    Rate (2)      Date    Agreement (3)    Options
-------------      -----------------------------------------------------------------------------------------------------------------

NORTH CAROLINA:
MOUNTAIN VIEW      March          November    State         (13)        Medium       576         December     N/A           N/A
CORRECTIONAL       2001           2008 (12)   Prison                                             1998
FACILITY
   (the "Mountain
   View
   Facility")
   Spruce Pine, NC
PAMLICO            June 2001      August      State         (13)        Medium       576         August       N/A           N/A
CORRECTIONAL                      2008 (12)   Prison                                             1998
FACILITY
   (the "Pamlico
   Facility")
   Bayboro, NC
FACILITY LEASED
TO CEC:

DELANEY HALL       May 2003       May 2013    Adult         (14)        Minimum      726/ 99%    March        (14)          (14)
   Newark, NJ                                 Correctional                                       2000
                                              Facility
 Total Facilities                                                                    8,008
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

(2) Design capacity measures the number of beds, and accordingly the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of September 30, 2003. The Company believes design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of WCC , CEC or another private prison operator to satisfy its financial obligations under its leases with the Company is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to the Company.

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

(4)      Bureau of Immigration and Customs Enforcement ("BICE").

(5)      The State of California Department of Corrections.

(6) Wackenhut Corrections Corporation's ("WCC") correctional facility operating contract with the California Department of Corrections (the "CDOC") on the 224 bed McFarland Community Correctional Facility (the "McFarland Facility'), which expired on June 30, 2003, has been extended until December 31, 2003. WCC is continuing its efforts to extend the operating contract beyond December 31, 2003 with the CDOC as well as offering the McFarland Facility to incarcerate inmates from other interested government agencies. However, there is no assurance that a contract extension or new contract will be finalized by December 31, 2003 or thereafter. The non-cancelable McFarland Facility lease between the Company and WCC, which expires in April 2008, requires fixed rental payments to the Company regardless of whether or not WCC has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000.

(7) The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(8) The Broward County Sheriff's Office (the "BSO"). Under the operating agreement between the BSO and WCC, which expires on September 30, 2004, the BSO will utilize between 50-60 beds.

(9) BICE has executed an operating agreement with WCC under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by additional 50 beds at the request of BICE. The contract is a five-year contract with a one-year base period beginning October 1, 2003, with four one-year options.

(10)     State of Oklahoma Department of Corrections.

(11) In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12) The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year thereafter, the State of North Carolina has an option to purchase the Mountain View and/or the Pamlico Facility for a predetermined declining amount. If the State of North Carolina were to elect to exercise its option to acquire the Mountain View Facility and/or the Pamlico Facility, the Company would be obligated to redeem all or a portion of the Bonds using net proceeds from the facility or facilities sale and a contingent reserve fund of $5.7 million held by the Trustee. In addition, the Company would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because the Company would no longer receive the monthly rental income once a facility is sold. As part of the 2003 Budget Act, the North Carolina General Assembly authorized the acquisition of either or both of the Pamlico and Mountain View facilities pursuant to the options contained in their respective leases. However, no funds were appropriated with respect to the exercise of either option, and the issuance of any financing contracts is subject to the approval of both the State Treasurer and the Council of State. In addition, the State can terminate the leases at the end of any term or renewal term by giving the lessor at least 180 days' advance written notice.

(13) The facility is leased to the State of North Carolina and operated by the North Carolina Department of Corrections.

(14) CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires June 30, 2006; (2) Union County, New Jersey, which expires December 31, 2003; and (3) Essex County, New Jersey, which expired March 31, 2003 and was extended until September 30, 2003. In connection with the Essex County correctional services agreement contract, CEC continues to provide services as specified in the contract and expects an extension or a new contract to be approved by the Essex County Board of Chosen Freeholders including terms comparable to those in the expired contract. On November 11, 2003, Essex County housed 250 inmates in Delaney Hall.

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

As of September 30, 2003, $5,000,000 had been drawn on the Bank Credit Facility at an overall average rate of 3.12% based upon LIBOR plus an applicable Eurodollar Rate Margin described in the Bank Credit Facility, which was 2.00% at September 30, 2003. No indebtedness under the Bank Credit Facility greater than 90 days in duration existed as of September 30, 2003. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2003 would result in an increase in interest expense for fiscal year 2003 of approximately $50,000.

The Bonds outstanding at September 30, 2003 of $56,105,000 under the Trust Indenture are non-recourse to the Company and non-recourse to the Company's subsidiary, which is the obligor under the Bonds, and non-recourse to the subsidiary's sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

ITEM 4. CONTROLS AND PROCEDURES.

(a) As of September 30, 2003, the principal executive officer and principal financial officer evaluated the company's controls and procedures related to its reporting and disclosure obligations. These officers have concluded that these disclosure controls and procedures are sufficient to provide that (i) material information relating to the company is known to these officers, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b) As of September 30, 2003, the principal executive officer and principal financial officer evaluated the company's internal controls. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The nature of the Company's business results in claims or litigation against the Company for damages arising from the conduct of its employees or others.

Except for routine litigation incidental to the business of the Company, there are no pending material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject. Subject to certain exceptions, each of WCC and CEC indemnifies the Company for incidents that arise from operation of facilities leased to them. The State of North Carolina is not required to indemnify the Company for claims made against it on account of ownership of the two facilities leased to the State of North Carolina. North Carolina is, however, required by its leases to carry liability insurance for the benefit of the Company against liabilities associated with or arising out of accidents or disasters at the facilities in the coverage amounts equal to $1,000,000 per occurrence and $10,000,000 in the aggregate. To the extent any claim is not covered by North Carolina's insurance, or the Company's, or exceeds the amount of the coverage, the Company may be liable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         (1) The Company filed a Form 8-K on July 15, 2003 in connection with the release of the Company's earnings for the quarter ended June 30, 2003.

         (2) The Company filed a Form 8-K dated July 17, 2003 on July 18, 2003 in connection with the issue and sale by Correctional Properties Trust of 3,250,000 shares of its common shares of beneficial interest. The filing included exhibits under Item 7.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


CORRECTIONAL PROPERTIES TRUST



/s/ DAVID J. OBERNESSER
--------------------------------------------------------------
David J. Obernesser
Vice President, Chief Financial Officer, Treasurer & Secretary
Date:  November 13, 2003