Form 10-K
period 2003-12-31
CORRECTIONAL PROPERTIES TRUST
filed 2004-03-15
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $210,364,000 based on the closing price on that date of $28.00 per share.

As of March 11, 2004, there were 10,977,750 of the registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 2004 Annual Meeting of Shareholders.

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Exchange Act of 1934, as amended.

Correctional Properties Trust
Annual Report on Form 10-K

Index

Page Number

PART I

Item 1.	Business	2
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	28
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A.	Controls and Procedures	35

PART III

Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions	53
Item 14.	Principal Accounting Fees and Services	53

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	54
Amended & Restated ByLaws
Senior Executive Retirement Plan Termination Agmt
Deferred Share Long-Term Loyalty Bonus Agreement
Consent of Ernst & Young LLP
Section 302 - Certification of CEO
Section 302 - Certification of CFO
Section 906 Certification - CEO
Section 906 Certification - CFO

PART I

FORWARD-LOOKING STATEMENTS:

     This report contains “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the business marketplace in which we operate. This report also includes management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, or Future Risk Factors (described below), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Risk Factors include, without limitation, increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to other private operators and governmental entities; governmental and public policy changes; reliance on a single tenant for a significant portion of revenue; non-renewal of existing leases; annual governmental appropriation risk; interest rate risk; repurchase of properties by tenants under purchase options; continued availability of financing; rental rates sufficient to make acquisitions feasible; limited alternative use and special purpose aspects of our properties; continued ability to pay a dividend; and financial resources in the amounts, at the times and on the terms required to support our future business. These are representative of the Future Risk Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic economic conditions including interest rate fluctuations and other Future Risk Factors. We discuss such risks in our various reports filed with the Securities and Exchange Commission.

Item 1. Business.

General

     We are a fully integrated, self-administered and self-managed real estate investment trust or REIT that acquires correctional and detention facilities from both private prison operators and government entities. We lease our facilities to tenants that are experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, maintenance, structural and non-structural repairs and other costs). We lease our two North Carolina correctional facilities directly to the State of North Carolina. All of our other tenants operate detention facilities under management services or operating agreements with various federal, state and local governmental authorities, including:

Immigration and Customs Enforcement	Oklahoma Department of Corrections

Karnes County, Texas	Essex County, New Jersey

Lea County, New Mexico	Union County, New Jersey

Broward County, Florida Sheriff’s Office	New Jersey Department of Corrections

California Department of Corrections

     As of December 31, 2003, we owned and leased fourteen correctional and detention facilities in ten states. The aggregate purchase price of our facilities was approximately $293 million. Eleven of our facilities are located in eight states and leased to and operated by The Geo Group, Inc. or GEO (NYSE: GGI) and its affiliates formerly known as Wackenhut Corrections Corporation. These facilities currently represent 72% of our rental income. Two of our facilities, which currently represent

20% of our rental income, are leased to the State of North Carolina, and are operated by the North Carolina Department of Correction. The remaining facility, which currently represents 8% of our rental income, is located in the State of New Jersey and leased to and operated by Community Education Centers. We are currently the only publicly-traded REIT which focuses exclusively on the acquisition and ownership of correctional and detention facilities. As of December 31, 2003, the aggregate design capacity of our facilities was 8,008 beds.

     We were formed in February 1998 as a Maryland REIT, to capitalize on the growing trend toward privatization in the corrections industry.

     We believe that the privatized corrections industry has the potential for substantial growth in the United States due to increases in the inmate population, decreases in the availability of capital for new correctional and detention facilities and a growing acceptance of the trend toward privatization in the corrections industry. According to the United States Bureau of Justice Statistics, the inmate population in federal, state and local facilities in the United States has grown from 501,886 in 1980 to 2,166,260 at December 31, 2002. In addition, according to the Bureau of Justice Statistics, as of December 31, 2002, state prison systems reported operating at between 1% and 16% above capacity and the federal corrections system reported operating at approximately 33% above capacity. The privatized corrections industry has capitalized on these favorable supply/demand fundamentals, resulting in a substantial increase in the number of privatized beds.

     The location and mailing address of our principal executive offices is Gardens Plaza, Suite 750, 3300 PGA Boulevard, Palm Beach Gardens, Florida 33410. Our telephone number is (561) 630-6336. As of March 11, 2004, we had four employees.

     In this annual report, unless stated otherwise or unless the content requires otherwise, references to “we,” “us,” “our” or “Correctional Properties” mean Correctional Properties Trust.

Recent Events and 2003 Overview

     Delaney Hall Acquisition. On May 29, 2003, we acquired Delaney Hall, a 726 bed, minimum-security, correctional facility located in Newark, New Jersey, for approximately $21,000,000 plus transaction costs. The seller, Community Education Centers, Inc., or CEC, leased Delaney Hall back from us under the terms of a ten-year, triple-net lease. The lease provides for three additional renewal options of five years each which may be exercised by CEC. The initial cash lease rate is 11% of the purchase price or $2,310,000 per annum, with 3% fixed annual increases on each annual anniversary. Under United States generally accepted accounting principles, the lease revenue will be recognized at a straight-line lease rate of 12.61% of the purchase price.

     Delaney Hall is located adjacent to the newly constructed Essex County Jail approximately two miles from Newark International Airport. CEC will continue to operate Delaney Hall under separate operating agreements with Essex County, New Jersey; Union County, New Jersey; and the New Jersey Department of Corrections. CEC, based in Roseland, New Jersey, is a leading provider of housing, treatment, and educational services to correctional populations throughout the United States. CEC currently operates twenty correctional facilities in eight states, providing services to approximately 3,500 individuals. Delaney Hall is a secure, urban-based, correctional facility developed by CEC and opened in March 2000 to provide housing, and comprehensive training and educational services for sentenced adults.

     We completed this acquisition using cash on hand, plus $17,000,000 drawn under our amended bank credit facility. See “Amended and Restated Credit Agreement” below. In connection with this acquisition, we entered into an intercreditor agreement with CEC’s senior lender granting specified cure rights to the senior lender. These cure rights permit CEC’s senior lender to pay all lease obligations of CEC including rental payments and impositions if an event of default occurs due to CEC’s actions allowing the lender to prevent us from terminating the CEC lease. As part of the transaction, a security deposit of approximately $662,000 was delivered by CEC to us, which may be used by us to the extent required for the payment of rent or any imposition if an event of default occurs.

     July 2003 Public Offering. In July 2003, we completed a public offering of 3,250,000 common shares at $25.50 per share, under our shelf registration statement previously declared effective by the Securities and Exchange Commission. The gross proceeds from the offering of $82,875,000 less expenses of $4,984,000, which includes underwriters’ fees and expenses associated with the offering, generated net proceeds to us of approximately $77,891,000. The net proceeds of the offering were used to pay down a substantial portion of the then outstanding balance of the amended bank credit facility.

     Amended and Restated Credit Agreement. On November 25, 2003, we entered into an Amended and Restated Credit Agreement the terms of which govern our new amended bank credit facility initially consisting of a $95 million secured revolving credit facility. The amended bank credit facility has a term of thirty-six months and replaces our initial secured line of credit which matured on October 1, 2003 but was extended up until the closing of the amended bank credit facility. The proceeds of the amended bank credit facility may be used to finance the construction and the acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The amended bank credit facility includes a swing line component and provisions to increase the amended bank credit facility up to a total of $200 million by increasing the revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and other specified closing conditions. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The Formation Transactions

     In connection with the closing of our initial public offering on April 28, 1998, we and GEO, entered into a series of transactions which were designed to transfer ownership of eight correctional and detention facilities having an aggregate design capacity of 3,154 beds and owned and operated by GEO to Correctional Properties. The sale of these initial facilities to us was intended to provide a vehicle for possible future acquisitions of other facilities which Geo owns or has a right to acquire, in addition to other facilities we may acquire, and to enable us to qualify as a REIT for federal income tax purposes. In addition, during the period October 1998 to January 2000, we acquired from GEO three additional facilities for an aggregate purchase price equal to $109.4 million. These additional facilities have an aggregate design capacity of 2,976 beds. For more information, please see “Relationship With The Geo Group” below.

     In connection with these formation transactions, all of the $130.7 million of net proceeds received by us from our initial public offering were contributed by us directly to CPT Operating Partnership L.P., a Delaware limited partnership, to fund our investment in this operating partnership. In exchange for this investment, we received a combined 100% interest in the operating partnership. This 100% interest is structured such that we own directly a 98% limited partnership interest and a 1% general partnership interest in the operating partnership while CPT Limited Partner, Inc., or CPT LP, a wholly-owned subsidiary of ours, owns the remaining 1% limited partnership interest in the operating partnership.

     At the same time we acquired these facilities, we leased them to The Geo Group or its affiliate who continue to operate the facilities. Please See “Structure of the Company” below. The facilities are leased to The Geo Group or one of its affiliates under the terms of leases for an initial term of 10 years. Subject to specified limited exceptions, the term of each of these leases may be extended by The Geo Group for three additional five-year terms at a fair market rental rate as mutually agreed upon by us and The Geo Group or, in the absence of an agreement, as determined by binding arbitration. In addition, the term of any of these leases will be automatically extended upon expiration of the term on the same terms (including the then applicable base rent and base rent escalation (as explained below) as reflected in the applicable lease if there is at that time an unexpired sublease with respect to the respective facility. Under the terms of the leases with The Geo Group, The Geo Group has a 30-day right of first refusal on the proposed sale by us of any of the facilities leased to it.

     As a part of the formation transactions, we also entered into a Right to Purchase Agreement with The Geo Group. Under this agreement, we have the right, during the 15 years following our initial public offering, to acquire and lease back to The Geo Group any correctional or detention facilities which The Geo Group acquires or has the right to acquire. These facilities are referred to in this report as the “Future Facilities”. The rights set forth in the agreement are effective so long as there are any leases in force between us and The Geo Group and are subject to specified limited exceptions where the sale or transfer of ownership of a facility is restricted under a facility operating agreement or governmentally assisted financing arrangement.

     Under the terms of the Right to Purchase Agreement, we may purchase a particular Future Facility at any time until the earlier of:

     (i) (a) in the case of a newly developed Future Facility, four years from the receipt of a certificate of occupancy for the Future Facility or (b) in the case of an already operating Future Facility, four years from the date the Future Facility is acquired by The Geo Group or the party from which The Geo Group has the right to acquire the Future Facility; or

     (ii) six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for the Future Facility, subject to certain limited exceptions.

     The purchase price for each Future Facility will equal 105% (or other lower percentage as may be agreed to by The Geo Group) of the Total Facility Cost of that Future Facility, which may differ from the fair market value of that facility at the time we acquire it. The “Total Facility Cost” equals the aggregate costs related to the acquisition, development, design, construction, equipment and start-up of the respective Future Facility. The Geo Group has agreed that, with respect to goods or services provided by The Geo Group, these costs will not exceed the costs which would be paid if these goods and services had been purchased from a third party in an arm’s length transaction.

     In the case of any Future Facility acquired after the first five years following our initial public offering, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by us and The Geo Group or as determined by binding arbitration if the parties cannot reach such agreement. Under the terms of any lease between us and The Geo Group relating to a Future Facility, The Geo Group has a thirty-day right of first refusal on the proposed sale by us of any such Future Facility.

Business and Growth Strategies

     Operating and Investment Philosophy. Our business objectives are to maximize funds from operations and cash available for distribution to shareholders. We strive to achieve these objectives by

     (i) pursuing investment opportunities with private prison operators and governmental entities for the financing, development, acquisition and lease back of correctional and detention facilities,

     (ii) working with tenants to identify opportunities to expand existing and newly acquired facilities; and

     (iii) structuring facility leases to include rent escalation provisions which provide for annual increases in rent.

     Acquisition Opportunities. We believe that, because of the increasing demand for additional prison beds and the lack of capital available to finance new facilities, opportunities exist to finance, acquire or develop correctional and detention facilities from or on behalf of private prison owners and operators and various government entities.

     We may acquire from both private prison owners and operators and governmental entities additional correctional and detention facilities that meet our investment guidelines, as described in this report. In addition, under the Right to Purchase Agreement, we have the right to acquire and lease back to The Geo Group each of the Future Facilities during the applicable Future Facility option period. However, notwithstanding The Geo Group’s significant presence in the correctional and detention industry, less than 8% of all adult prison beds in the United States are privately managed. We intend to continue to pursue acquisitions that further diversify our investments with respect to tenant base, underlying government entity and geographic location.

     We believe that opportunities may exist to finance, acquire or develop correctional facilities from or on behalf of other private prison owners and operators and various governmental entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following: (i) one-time general revenue appropriations by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. Many jurisdictions are operating their correctional and detention facilities at well above their rated capacities, and as a result are under a federal court order to alleviate prison overcrowding within a certain time period. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a new correctional or detention facility because of other fiscal demands or requirements for public approval. Accordingly, we believe that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, these government entities may consider private financing, development, and ownership of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. We believe that these situations may enable us to finance, acquire and develop correctional or detention facilities from and on behalf of governmental agencies at all levels, including those which might not be the subject of a private management contract.

     Expansion Opportunities. We believe that there may be opportunities for expansion of our existing correctional facilities which could result in increased cash flows and property values. We may use our capital to provide expansion space as requested by our tenants and expect that any such expansion of our facilities would result in correspondingly higher rental payments. Alternatively, a tenant may provide the capital for expansion, which should result in enhanced property values.

     Rent Escalations. All of our leases contain rent escalation provisions.

•	The Geo Group. The base rent for the first year for each facility leased to The Geo Group before January 1, 2000 was equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by the greater of 3% or the actual Consumer Price Index, or CPI with a maximum increase of 4% at the first two annual anniversaries of the effective date of each lease and by an amount equal to increases, if any, in the CPI at each successive annual anniversary for the remaining term of each lease, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of December 31, 2003, is approximately 4.75 years.

•	State of North Carolina Leases. In the year we acquired the Pamlico Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in August 1998), the base rent was equal to $2,858,754 or 11.9% of the facility purchase price. In the year we acquired the Mountain View Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in December 1998), the base rent was equal to $2,965,900 or 11.9% of the facility purchase price. In both cases, following the first year and continuing during the term of the leases and any renewal terms, base rent increases by the greater of 3.5%, or the percentage of increase, if any, in the CPI, but not to exceed 4.0%.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent rate is $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent increases by 3.0% annually on each anniversary.

The Operating Partnership

     The Operating Partnership. Substantially all of our assets (other than the Mountain View and Pamlico Facilities) are held by, and our operations conducted through, CPT Operating Partnership, L.P., the operating partnership. We are the sole general partner of the operating partnership and have the exclusive power under the governing partnership agreement to manage and conduct the business of the operating partnership. Our board of trustees manages our affairs by directing the affairs of the operating partnership. Our direct and, through CPT LP, indirect percentage interest in the operating partnership, is 100%. The operating partnership makes regular quarterly cash distributions to its partners, including us and CPT LP, in proportion to their percentage interests in the operating partnership. We, in turn, pay cash distributions to our shareholders in an amount per common share equal to the amount distributed by the operating partnership.

     The operating partnership was organized to facilitate the tax-advantaged acquisition of additional correctional and detention facilities from private owners. In the event we undertake such an acquisition, we contemplate that the owner of that facility would become a limited partner in the operating partnership and would be issued units of limited partnership interests in the operating partnership, representing an equal undivided fractional share of each item of the operating partnership’s income, gain, and loss and in distribution of the operating partnership’s assets as the consideration, in whole or in part, for the unitholder’s transfer of the facility to the operating partnership. We also contemplate that the unitholder would be given the right after a period of time to exchange units in the operating partnership for cash based upon their fair market value or, at our option, for our common shares on a one-for-one basis. We also contemplate that substantially all our assets may be owned indirectly through the operating partnership so that one unit in the operating partnership would generally correspond economically to one common share. In order to accomplish such objective, the current structure using the operating partnership was utilized, rather than us taking title to the initial facilities we acquired upon formation or subsequently acquired facilities. This structure was implemented at our formation in order to avoid a re-transfer in the future of these facilities to such a partnership which would result in associated transfer and other costs necessary or advisable in order to offer a private owner a tax-advantaged acquisition vehicle. Currently, we and CPT LP are the only partners in the operating partnership and possess the power unilaterally to amend and restate the governing partnership agreement. While there are no present plans to issue units to a private prison owner, we may pursue potential acquisitions which, if successful, could involve the issuance of units as a component of the consideration for the acquisitions. We do not intend to use the operating partnership (or any partnership which is owned by the operating partnership) as a vehicle for tax-advantaged acquisitions unless it receives an opinion of tax counsel to us that this use would not result in our disqualification as a REIT, including an opinion that the operating partnership or any subsidiary partnership of the operating partnership would not be treated for federal income tax purposes as an association taxable as a corporation or a publicly-traded partnership.

     Operating Partnership Agreement. The operating partnership is organized as a Delaware limited partnership under the terms of the governing partnership agreement which includes us, as general partner, and both us and CPT LP as the initial limited partners. Under the partnership agreement, we, as the sole general partner of the operating partnership, have full, exclusive and complete responsibility and discretion in the management and control of the operating partnership, and we and CPT LP, in the capacity as the limited partners, have no authority to transact business for, or participate in the management activities or decisions of, the operating partnership. Generally, any amendment to the partnership agreement may be made by the general partner, including, without limitation, amendments that:

(i)	add to the obligations of the general partner,

(ii)	reflect the admission, substitution or withdrawal of partners,

(iii)	reflect the issuance of additional partnership interests issued by the operating partnership,

(iv)	reflect a change that does not adversely affect limited partners, and

(v)	are necessary to satisfy legal requirements.

     The consent of each adversely affected partner is required for any amendment that would require any partner to make additional capital contributions or restore any negative balance in its capital account, or which amendment would convert a limited partnership interest into a general partnership interest, affect a limited partner’s liability or right to receive distributions or that would dissolve the operating partnership prior to December 31, 2048 (other than as a result of certain mergers or consolidations). The partnership agreement requires that the operating partnership be operated in a manner that will enable us to satisfy the requirements for being classified as a REIT.

Structure of the Company

     The following diagram sets forth our structure.

(1)	Following the consummation of our initial public offering, WCC RE Holdings, Inc., a wholly-owned subsidiary of The Geo Group, was merged with and into WCC RE Holdings LLC, or “WCCRE LLC”, which was formed as a wholly-owned subsidiary of The Geo Group, with WCCRE LLC being the surviving entity.

(2)	The operating partnership leases the following facilities to The Geo Group: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Karnes Facility, the Lawton Facility and the Jena Facility, and leases the Delaney Hall Facility to CEC. See “The Facilities.”

(3)	The operating partnership leases the following facilities to WCCRE LLC, each of which were in turn subleased to The Geo Group: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. See “The Facilities.”

(4)	The provisions of some existing facility operating agreements between The Geo Group and the respective contracting governmental entities afford the governmental entity the right to assume a lease of the respective facility (or designate another facility operator to assume the lease of the respective facility) at a fixed rental rate in the event of the early termination of the facility operating agreement if specified events occur. In these instances, The Geo Group has entered into a sublease for the subject facility with WCCRE LLC, with WCCRE LLC as the sublessor and The Geo Group as the sublessee. The contracting governmental entity has the right to assume the rights of The Geo Group under this sublease on early termination of the operating agreement for the relevant facility. However, even if a government entity elects to exercise its right to assume a sublease relating to a facility, The Geo Group is nevertheless liable to us under the master lease relating to the facility. See “Subleases.”

(5)	Correctional Properties North Carolina Prison Finance LLC, or CP North Carolina, is a wholly owned subsidiary of ours. CP North Carolina is a Delaware limited liability company formed solely to acquire and own the Mountain View and Pamlico Facilities and issue the Bonds used to pay for those acquisitions. CP North Carolina’s assets and credit are not available to pay the debts or obligations of any other entity. The Bonds are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. Therefore, CP North Carolina and its sole member, CPT Operating Partnership L.P., are not liable on account of any deficiency in the event that the Trust Estate created under the Trust Indenture for the Bonds is insufficient to repay the Bonds or the other obligations of CP North Carolina under the Bond Documents.

The Owned Facilities

The fourteen facilities owned by us at December 31, 2003, which we refer to in this annual report as Owned Facilities, were purchased for an aggregate cash purchase price of approximately $293 million. We lease eleven of these facilities to The Geo Group or its subsidiary, two of these facilities to the State of North Carolina, and one of these facilities to CEC. These fourteen facilities are located in ten states and have an aggregate design capacity of 8,008 beds. The following table sets forth certain information with respect to these facilities as of December 31, 2003

						Design			Expiration
						Capacity			of	Operating
	Date Facility was					and		Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)		Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:

Aurora	April 1998	April 2008	BICE	BICE(4)	Minimum/	300/97%		May	September	Three
Processing Center,			Processing		Medium			1987	2004	Six-
or the Aurora			Center							Month
Facility, Aurora, CO

McFarland Community	April 1998	April 2008	Pre-Release	None	Minimum/	224/0%		February	None (6)	—
Correctional					Medium			1988
Facility, or the McFarland Center Facility, McFarland, CA

Queens Private	April 1998	April 2008	BICE	BICE(7)	Minimum/	200/70%		March	March	Three
Correctional			Detention		Medium			1997	2004 (4)	One-
Facility,			Facility							Year
or the Queens Facility, New York, NY

Central Valley	April 1998	April 2008	Adult	CDOC(5)	Minimum/	550/95%		December	December	—
Community			Correctional		Medium			1997	2007
Correctional			Facility
Facility, or the Central Valley Facility, McFarland, CA

Golden State	April 1998	April 2008	Adult	CDOC	Minimum/	550/94%		December	December	—
Community			Correctional		Medium			1997	2007
Correctional			Facility
Facility, or the Golden State Facility, McFarland, CA

Desert View	April 1998	April 2008	Adult	CDOC	Minimum/	550/95%		December	December	—
Community			Correctional		Medium			1997	2007
Correctional			Facility
Facility, or the Desert View Facility, Adelanto, CA

Broward County	April 1998	April 2008	BICE and	Broward	Non-	300/77	%(8)	February	September	(9)
Work Release Center			Work	County and	Secured			1998	2004
or the Broward			Release	BSO(8) and					(8)(9)
County Facility,			Center	BICE(9)
Broward County,FL

Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	480/96%		January	2026	Varies
Correctional Center,			Correctional	County	Security			1996
or the Karnes			Facility
Facility, Karnes County, TX

Lawton Correctional	January 1999	January 2009	Prison	ODOC(10)	Medium	1,500/105%		December	June	Four
Facility,								1999	2004	One-
or theLawton										Year
Facility, Lawton, OK

							Design		Expiration
							Capacity		of	Operating
	Date Facility was						and	Facility	Underlying	Agreement
Facility and	Acquired by the	Lease		Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration		Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
Lea County	October 1998	January 2009		State	Lea	Multi-	1,200/98%	May	June	Annual
Correctional	(11)			Prison	County	Security		1998	2004
Facility, or the Hobbs Facility, Hobbs, NM

Jena Juvenile	January 2000	January 2010		Juvenile	None	Multi-	276/0%	June	None (15)	None
Justice Center,				Correctional		Security		1999
or the Jena				Facility
Facility, Jena, LA

NORTH CAROLINA FACILITIES:

Mountain View	March 2001	November		State	(13)	Medium	576	December	(13)	(13)
Correctional		2008	(12)	Prison				1998
Facility, or the Mountain View Facility, Spruce Pine, NC

Pamlico	June 2001	August		State	(13)	Medium	576	August	(13)	(13)
Correctional		2008	(12)	Prison				1998
Facility, or the Pamlico Facility, Bayboro, NC

FACILITY LEASED TO CEC:

Delaney Hall	May 2003	May 2013		Adult	(14)	Minimum	726/ 99%	March	(14)	(14)
Newark, NJ				Correctional				2000
				Facility

Total Facilities							8,008

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of December 31, 2003. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to us.

(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting governmental entities on the The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS. The Geo Group has advised us that it expects the operating contract on the Queens Facility, which expires in March 2004, to be extended by BICE.

(5)	The State of California Department of Corrections.

(6)	The Geo Group’s correctional facility operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, expired on December 31, 2003. The Geo Group is continuing its efforts to offer the McFarland Facility to incarcerate inmates from agencies of federal and/or state governments. However, we cannot assure you that a new operating contract will be entered into on the facility. The non-cancelable McFarland Facility lease between us and The Geo Group, which expires in April 2008, requires fixed rental payments to us regardless of whether or not The Geo Group has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000.

(7)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(8)	The Broward County Sheriff’s Office, or the BSO. Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2004, the BSO will utilize between 50-60 beds.

(9)	BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The contract is a five-year contract with a one-year base period beginning October 1, 2003, with four one-year options.

(10)	State of Oklahoma Department of Corrections.

(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12)	The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year after those dates, the State of North Carolina has an option to purchase the Mountain View and/or the Pamlico Facility for a predetermined declining amount. If the State of North Carolina were to elect to exercise its option to acquire the Mountain View Facility and/or the Pamlico Facility, we would be obligated to redeem all or a portion of the Bonds using net proceeds from the facility or facilities sale and a contingent reserve fund of $5.8 million held by the Trustee under the Trust Indenture governing the Bonds. In addition, we would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because we would no longer receive the monthly rental income once a facility is sold. As part of the 2003 Budget Act, the North Carolina General Assembly authorized the acquisition of either or both of the Pamlico and Mountain View facilities under the options contained in their respective leases. However, no funds were appropriated with respect to the exercise of either option, and the issuance of any financing contracts is subject to the approval of both the State Treasurer and the Council of State. In addition, the State can terminate the leases at the end of any term or renewal term by giving us at least 180 days’ advance written notice.

(13)	The facility is leased to the State of North Carolina and operated by the North Carolina Department of Corrections.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires June 30, 2006; (2) Union County, New Jersey, which expired on December 31, 2003; and (3) Essex County, New Jersey, which expires September 30, 2004. In connection with the Union County correctional services agreement contract, CEC continues to provide services as specified in the contract and expects an extension or a new contract to be approved including terms comparable to those in the expired contract. On March 11, 2004, Union County housed 197 inmates in Delaney Hall.

(15)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

     Adult Correctional Facilities. Adult correctional facilities are used to house adult inmates on a permanent basis for the duration of their sentences. The adult correctional facilities acquired by us include the Karnes Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility, the Hobbs Facility, the Lawton Facility, the Mountain View Facility and the Pamlico Facility.

     The Karnes Facility is a medium security correctional facility located in Karnes City, Texas with a design capacity of 480 beds. The facility is situated on approximately 12 acres and contains approximately 77,000 square feet. The Geo Group owns an adjacent parcel of unimproved land containing approximately 30 acres acquired at a total cost of $60,000. The Geo Group began operating this facility in January 1998 under an interim operating agreement with Karnes County and has subsequently negotiated a long-term operating agreement with Karnes County that expires in 2026.

     The Central Valley Facility and the Golden State Facility are medium security facilities located on adjacent properties in McFarland, California. The Central Valley Facility is situated on approximately 19 acres, and the Golden State Facility is situated on approximately 33 acres. Each facility contains an approximately 95,901 square foot structure with a design capacity of 550 beds. Construction of each of the Central Valley Facility and Golden State Facility was completed in December 1997. The Geo Group has contracted with the CDOC to operate each of these facilities, which contracts expire in December 2007.

     The Desert View Facility is located in Adelanto, California and is a medium security facility. The facility is situated on approximately 16 acres and contains approximately 95,901 square feet with a design capacity of 550 beds. Construction of the facility was completed in December 1997. The Geo Group has contracted with the CDOC to operate this facility, which contract expires in December 2007.

     The Hobbs Facility is located in Hobbs, New Mexico and is a new high-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 1200 beds. Construction was completed in May 1998. The Geo Group has contracted with Lea County to operate the facility, which contract expires in June 2004.

     The 1200-bed Hobbs Facility was purchased by the Company in three parts. The first 600 beds were acquired in October 1998, while the remaining 600 beds, referred to in this report as the Hobbs Expansion, were bought by us in January 1999. In July 1999, the Company acquired an industries building at the Hobbs Facility.

     The Lawton Facility is located in Lawton, Oklahoma and is used as a medium security prison. The facility is situated on 160 acres. The approximately 406,000 square foot structure contains a design capacity for 1,500 beds. Oklahoma state law requires that the operating agreement contain a provision granting the Oklahoma Department of Corrections the option at the beginning of each fiscal year to purchase the facility at a predetermined price, which must be negotiated and included in a schedule or formula to be contained in the operating agreement. The Geo Group has agreed in the lease for the Lawton Facility to pay any shortfall to us in the event the purchase option is exercised by the State of Oklahoma and the purchase price paid by the State of Oklahoma is less than the net book value of the Lawton Facility as shown on our books and records at the time the purchase option is exercised.

     The Mountain View Correctional Facility, located in Spruce Pine, North Carolina, is a 576-cell, medium security prison and is leased to the State of North Carolina. The North Carolina Department of Correction operates the facility. The facility, which was built in 1998, is situated on 93 acres and contains approximately 197,000 square feet. The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million. At the end of each lease year (November) after this date, the State of North Carolina has an option to purchase the Mountain View for a predetermined declining amount.

     The Pamlico Correctional Facility, located in Bayboro, North Carolina, is a 576-cell, medium-security prison and is leased to the State of North Carolina. The North Carolina Department of Correction operates the facility. The facility, which was built in 1998, is situated on 146 acres and contains approximately 197,000 square feet. The State of North Carolina has the option to acquire the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year (August) thereafter, the State of North Carolina has an option to purchase the Pamlico Facility for a predetermined declining amount.

     If the State of North Carolina were to elect to exercise its option to acquire the Mountain View Facility and/or the Pamlico Facility, we would be obligated to redeem all or a portion of the Bonds using net proceeds from the facility or facilities sale. In addition, we would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because we would no longer receive the monthly rental income once a facility is sold.

     Pre-Release Center. A pre-release center is a minimum to medium security facility for inmates nearing parole, offering inmates basic education and pre-employment training as well as alcohol and drug abuse treatment and counseling. The pre-release centers acquired by us are the McFarland Facility and the Delaney Hall Facility.

     The McFarland Facility is located in McFarland, California. The facility is situated on approximately five acres, and contains approximately 35,000 square feet. The facility currently has a design capacity of 224 beds. The Geo Group operated the McFarland Facility under an operating agreement with the CDOC, which expired on December 31, 2003, and the facility is currently vacant. The Geo Group is continuing its efforts to offer the McFarland Facility to incarcerate inmates from agencies of federal and/or state governments. However, we cannot assure you that a new operating contract will be entered into on the facility. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

     The Delaney Hall Facility is a 726 bed, minimum-security, correctional facility located in Newark, New Jersey. The facility is situated on approximately five acres, and contains approximately 80,000 square feet. CEC operates the Delaney Hall Facility under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires June 30, 2006; (2) Union County, New Jersey, which expired on December 31, 2003; and (3) Essex County, New Jersey, which expires September 30, 2004. In connection with the Union County correctional services agreement contract, CEC continues to provide services as specified in the contract and expects an extension or a new contract to be approved including terms comparable to those in the expired contract. As of March 11, 2004, Union County housed 197 inmates in Delaney Hall.

     Detention Facilities. Detention facilities are used to house undocumented aliens for the BICE and are classified as minimum to medium security facilities. The detention facilities acquired by us include the Aurora Facility, the Queens Facility, and the Broward Facility.

     The Queens Facility is located on approximately 1.34 acres in New York, New York. The facility has a design capacity of 200 beds and contains approximately 61,400 square feet. The Geo Group began operating the facility in June 1997, and is presently operating the facility under a management contract with the BICE, which expires in March 2004, and includes three one-year renewal options at the option of the BICE.

     The Aurora Facility is located on approximately 46 acres in Aurora, Colorado. Originally designed to accommodate 150 beds, the facility was expanded in 1992 to contain a design capacity of 300 beds. The approximately 66,000 square foot medium security facility is operated under a management agreement entered into between the BICE and The Geo Group which expires in March 2004, and includes four six-month renewal options at the option of the BICE.

     The Broward Facility is located on approximately ten acres in Pompano Beach, Florida. The facility has a design capacity of 300 beds and contains approximately 86,500 square feet. The Geo Group is currently operating the facility under a contract with the BICE for 200 beds, with an option to expand by an additional 50 beds at the request of BICE. The contract has an initial one-year period, which expires in September 2004, and includes four one-year renewal options at the option of the BICE.

     Work Release Centers. A work release center is an access-controlled community residential center which houses court-ordered residents who work in the community and participate in programs and residential services at the center. In addition to being used as a detention facility, the Broward Facility is partially used as a work release center.

     The Broward Facility is partially used to house residents participating in the Broward County Work Release Program. The facility is operated under a management agreement, which expires in September 2004, between Broward County, the Sheriff of Broward County and The Geo Group for between 50 to 60 beds.

     Juvenile Correctional Facilities. Juvenile correctional facilities are intended to house juvenile offenders under standards which differ from those used to house adult offenders. On January 7, 2000, we exercised our option to purchase the Jena Facility for approximately $15,300,000. The Jena Facility is located in Jena, Louisiana and was used to house juvenile inmates. The facility is situated on approximately 100 acres, consists of an approximately 62,400 square foot structure and has a capacity for 276 beds. At the same time as we acquired the Jena Facility, we entered into a lease with The Geo Group for the facility at an initial cap rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length. The lease provides for fixed rental payments to us without regard to occupancy. The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which has been terminated. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

     With the exception of the Hobbs Facility and the Lawton Facility, the carrying value of each of our facilities is less than 10% of our total assets as of December 31, 2003. For federal income tax purposes, our tax basis in each facility is generally the purchase price paid by us. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight-line method, which equates to a rate of 2.5%. Other assets associated with the facilities may be depreciated by us using applicable useful lives.

The Future Facilities. The terms of the Right to Purchase Agreement between us and The Geo Group include the exclusive option to purchase facilities from The Geo Group for six months after the Future Facility attains an occupancy level of 75% of the number of beds authorized under the Certificate of Occupancy. Some facilities have attained 75% occupancy levels and notice of this has been provided to us in the past. Currently, there are no facilities eligible for purchase under the Right to Purchase Agreement.

Leases and Subleases with The Geo Group

     Simultaneous with our acquisition of the The Geo Group facilities, we leased these facilities either directly to The Geo Group or to WCCRE LLC, which in turn subleases these facilities to The Geo Group. The sublease structure is used in those instances where The Geo Group is required by a contracting governmental entity to afford the governmental entity the right to assume a lease of that facility (or designate another facility operator to assume the lease of that facility) at a fixed rental rate in the event of the early termination of the operating agreement upon the occurrence of specified events. Generally, in those instances where a sublease is created for the contracting governmental entity (or its designated replacement operator) to assume, the term of the sublease is commensurate with the term of the operating agreement originally entered into between The Geo Group and the governmental entity. This affords the governmental entity the ability to plan and effectuate an orderly relocation of its inmates to another facility in the event of early termination of its operating agreement with The Geo Group. However, regardless of whether the sublease structure is created for an individual facility, The Geo Group, at all times, remains primarily liable to us under the leases.

Leases

     Each of the facilities that are leased to The Geo Group or WCCRE LLC is the subject of a separate lease that incorporates the provisions of a master lease between us and The Geo Group. The lease of each of these facilities includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease of each of these facilities provides for an initial term of 10 years and may be extended by The Geo Group for three additional five-year terms beyond this fixed term at a fair market rental rate as mutually agreed upon by us and The Geo Group or as determined by binding arbitration if the parties cannot reach such an agreement. In addition, an individual lease will be automatically extended on the same terms (including the then applicable base rent and base rent escalation) as reflected in the applicable lease if there is at that time an unexpired sublease with respect to the facility. The fixed term and extended terms under each lease are subject to earlier termination upon the occurrence of specified contingencies described in the lease. Any additional Future Facilities will be leased upon terms and conditions substantially similar to the above-described leases except that the rental rate in the case of any Future Facility acquired during the first five years following our initial public offering will be the greater of (i) the fair market rental rate as mutually agreed upon by us and The Geo Group or by binding arbitration if the parties cannot reach such an agreement or (ii) 9.5% of the applicable purchase price of the Future Facility. In the case of any Future Facility acquired after the first five years following our initial public offering, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by us and The Geo Group or as determined by binding arbitration if the parties cannot reach such an agreement.

     Use of the Facilities. Each lease on the facilities permits The Geo Group to operate the leased property solely as a correctional or detention facility, unless otherwise mutually agreed upon by us and The Geo Group.

     Each lease held by The Geo Group is a “triple-net lease” or “absolute net lease” meaning The Geo Group is required to pay base rent plus any additional charges related to the leased property, including all taxes, government charges, and all charges for utilities and services.

     Maintenance, Modification and Capital Additions. Under each lease held by The Geo Group, The Geo Group is required, at its sole cost and expense, to maintain each leased property in good order, repair and appearance We are not required to build or rebuild any improvements to any property leased to The Geo Group, or to make any repairs, replacements, alterations, restorations or renewals to any leased property.

     The Geo Group, at its sole cost and expense, may make alterations, additions, changes and/or improvements to each leased property. Improvements which have a cost of more than $500,000 or which, when aggregated with the cost of all such improvements for any individual leased property in the same lease year, would cause the total cost of all such improvements to exceed $1,000,000, must receive our prior written consent and must not impair the value and primary intended use of the leased property The $500,000 and $1,000,000 threshold amounts are increased 4% per year, cumulatively. Upon the expiration or earlier termination of the lease, we have an option to purchase at appraised market value all machinery, equipment, furniture, furnishings, and other personal property, which has been installed at the expense of The Geo Group on any leased property. This option may be subject to a contracting governmental entity’s superior right to acquire all or a portion of this removable personal property under the terms of its operating contract with The Geo Group.

     Each lease held by The Geo Group provides that, at the request of The Geo Group, we may construct capital additions, or improvements to a particular leased property, which are not normal or recurring to the maintenance of the leased property. A capital addition to a leased property may necessitate changes in the premises, rent, or other similar terms of the lease which would be reflected in an amendment to the lease or a new lease agreement. In specified situations, a capital addition may be made directly by The Geo Group and financed by third parties with our prior written consent. We have an option to acquire and lease back to The Geo Group any capital additions that we have not undertaken or financed for a period of one year following the date The Geo Group first receives inmates or detainees in that capital addition. The purchase price of the capital addition is required to be 105% (or a lower percentage if agreed to by The Geo Group) of the cost of the capital addition. Fair market rental rates for any capital addition acquired or undertaken by us are mutually agreed upon by us and The Geo Group, or by binding arbitration if the parties cannot reach such an agreement.

     Insurance. Each lease with The Geo Group provides that The Geo Group is required to maintain insurance on each leased property under The Geo Group’s insurance policies providing for the following coverages: (i) fire, vandalism, earthquake and malicious mischief, extended coverage perils, and all physical loss perils, (ii) comprehensive general public liability (including personal injury and property damage), (iii) loss of rental value or business interruption and (iv) workers’ compensation.

     Environmental Matters. Each lease with The Geo Group provides that The Geo Group makes various representations and warranties relating to environmental matters with respect to each leased property. Each lease also requires The Geo Group to indemnify and hold harmless us and any holder of a mortgage, deed of trust or other security agreement on a leased property from and against all environmental liabilities, costs and expenses except those liabilities, costs and expenses that result from our gross negligence or intentional misconduct.

     Indemnification Generally. Under each GEO Facility lease, except in circumstances involving the Company’s gross negligence or intentional misconduct, The Geo Group indemnifies, and is obligated to save harmless, the Company from and against any and all demands, claims, causes of action, fines, penalties, damages (including consequential damages), losses, liabilities (including strict liability), judgments, and expenses (including, without limitation, reasonable attorneys’ fees, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of each leased property; (ii) any activity, work, or thing done, or permitted or suffered by The Geo Group in or about the leased property; (iii) any acts, omissions, or negligence of The Geo Group or any person claiming under The Geo Group, or the contractors, agents, employees, invitees, or visitors of The Geo Group or any such person; (iv) any claim of any person incarcerated, held or detained in the leased property, including claims alleging breach or violation of such person’s civil or legal rights; (v) any breach, violation, or nonperformance by The Geo Group or the employees, agents, contractors, invitees, or visitors of The Geo Group, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of The Geo Group, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of The Geo Group; (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property.

     Events of Default. In the event of any event of default referable to a specific lease, we may evict The Geo Group from the respective leased property and either terminate the lease or re-let the leased property. However, we will have specified duties to mitigate our losses in the exercise of these remedies. In either event, The Geo Group shall remain responsible for the rent provided in the lease for this leased property for the remaining period of the term in excess of rents received by us from any successor occupant. Alternatively, at our option, we will be entitled to recover all unpaid rent then due plus the present value of the rent for the unexpired term at the time of the award. This will be subject to our obligation to deliver and pay to The Geo Group any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by The Geo Group. In addition, we may exercise any other rights that we may have under law. In the event we evict The Geo Group from a leased property, the Master Lease will remain in full force and effect for all other leased properties. With respect to The Geo Group’s failure to timely pay rent and with respect to specified nonmonetary events of default under the master lease, we shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.

     Because the facilities are located in various states, the leases may be subject to restrictions imposed by applicable local law. Neither the Master Lease nor any of the other agreements entered into by The Geo Group in connection with the formation transactions prohibits or otherwise restricts our ability to lease properties to parties (domestic or foreign) other than The Geo Group.

     Because the leases on the facilities are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of these governmental entities or allow The Geo Group the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals, or RFP. In these instances, The Geo Group requests that we enter into the lease with WCCRE LLC., which in turn enters into a more basic fixed rental rate sublease with The Geo Group, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to our review and approval. We have leased the following facilities to WCCRE LLC., each of which in turn is subleased to The Geo Group: the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. We have leased the following facilities directly to The Geo Group: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Lawton Facility and the Karnes Facility.

     Assignment and Subletting. The leases with The Geo Group provide that generally The Geo Group may not, without our prior written consent, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer (except to an affiliate of The Geo Group) any lease or any interest in the lease, or all or any part of the leased property. The leases further provide that except with respect to governmental subleases meeting specified requirements our consent may be granted or withheld in our sole discretion. Any change of control of The Geo Group will be treated as an assignment of a lease for these purposes. The leases further provide that no assignment or sublease will in any way impair the continuing primary liability of The Geo Group under the leases.

     In addition, if requested by The Geo Group in order to respond to a RFP for an operating agreement, we may agree to provide nondisturbance agreements in favor of governmental entities under the terms of which we will agree to recognize and leave the rights of any governmental sub-tenant undisturbed in the event of a termination of the lease, but only upon our determination that the provisions of any of these governmental subleases are acceptable in our sole and absolute discretion.

Subleases

     The rental payments and other material terms of the existing subleases differ from comparable provisions of the leases, and there is no requirement that the governmental entity or its designee comply with the provisions of the leases. In these cases, The Geo Group will, nevertheless, remain primarily liable to us under the leases.

     In connection with the conveyance of the facilities under the terms of the leases, we will agree to recognize and leave undisturbed the subleasing rights of the governmental entities. These subleases are presently in effect with respect to the McFarland Facility, the Central Valley Facility, the Desert View Facility, and the Golden State Facility. The Geo Group has agreed that the term of the individual leases between The Geo Group and us for these facilities will be automatically extended, if necessary, in order to insure that the lease between us and The Geo Group will be commensurate with the term of any such subleases. Some of the material differences between the terms and provisions of the existing subleases and the leases are discussed below.

     The California Facilities Subleases. WCCRE LLC has entered into a series of subleases with The Geo Group for the use of the California facilities. In connection with our initial public offering, we entered into a series of leases with WCCRE LLC under the terms of which we will recognize and agree to leave undisturbed the California subleases. Except for the base rent, the terms and provisions of each of the California subleases are identical. With the exception of the sublease of the McFarland Facility which expired in January 1999, the term of each of the California subleases is 120 months expiring December 16, 2007 and is coterminous with a ten year facility operating agreement entered into between The Geo Group and the State of California for each of these facilities. Each of the California subleases provides for specified “termination rights” in favor of the State of California under which the State of California has the option, in the event of early termination of the operating agreement between the State of California and The Geo Group, to cause The Geo Group’s interest under each of the California subleases to be assigned to the State of California or to a replacement operator approved by the State. The California Subleases may not be modified without the prior written approval of the State of California. While the California Subleases are triple-net leases, the provisions of these subleases are generally not as favorable to the lessor as the comparable provisions of the relevant leases. If The Geo Group defaults on its obligations under the leases, we will be required to permit the contracting government entity to occupy the California facilities under the provisions of the sublease. The annual base rent under the sublease is not subject to adjustment for cost of living increases or any other reason. As a result, the annual rent payable under the California subleases may, during some portion of the term of the applicable master leases, fall below the annual rent payable under such leases. The Geo Group will nevertheless remain obligated to us for performance under these leases for the entire term of the California subleases.

Relationship With The Geo Group

     The Geo Group is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. The Geo Group was founded in 1984 as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to industry reports, The Geo Group is the second largest provider of privatized correctional and detention services in the United States and the largest provider of such services abroad, based upon the number of beds under management. As of December 29, 2003, The Geo Group had 42 correctional and detention facilities under contract or award, with an aggregate design capacity of approximately 36,000 beds (with many of such facilities being leased by The Geo Group from the contracting government entity).

     The Geo Group offers governmental entities a comprehensive range of correctional and detention facility management services, ranging from individual consulting projects to the integrated design, development and management of such facilities. In addition to providing the fundamental residential services relating to the security of facilities and the detention and care of inmates, The Geo Group has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education and job and life skills training.

     On May 8, 2002, The Wackenhut Corporation, which was the parent company and 57% owner of The Geo Group, completed a merger with a subsidiary of Group 4 Falck, a multinational security and corrective services company, headquartered in Copenhagen, Denmark, which is publicly traded on the Copenhagen Exchange. Prior to May 8, 2002, The Wackenhut Corporation and The Geo Group were each traded individually on the New York Stock Exchange. As a result of the completion of the merger between The Wackenhut Corporation and a subsidiary of Group 4 Falck, The Wackenhut Corporation is no longer publicly traded, or listed on the NYSE. The Geo Group continues to be publicly traded and listed on the NYSE under the symbol “GGI”, and as a publicly traded company files regular reports as required under the Securities Exchange Act of 1934..

     Following the merger, George Wackenhut and Richard Wackenhut resigned as members of the Board of Directors of The Geo Group, but continue as members of the Board of Trustees of Correctional Properties Trust. In addition, George Zoley, who was Vice Chairman and Chief Executive Officer of GEO, resigned as Chairman of the Correctional Properties

Trust Board of Trustees in September 2002, and became Chairman of the Board of Directors of The Geo Group. On July 9, 2003, The Geo Group announced that it has completed the repurchase of all 12 million shares of The Geo Group common stock held by its former majority shareholder, Group 4 Falck.

     The Company currently leases eleven correctional facilities to The Geo Group under long-term, triple-net leases. The terms and conditions of these non-cancelable leases were not affected by the purchase by The Geo Group of Group 4 Falck’s 57% ownership interest. The average remaining life on these eleven leases as of December 31, 2003 is approximately 4.75 years.

Leases on North Carolina Facilities

The Mountain View Lease Agreement

     The Mountain View Facility is leased to the State of North Carolina pursuant to a lease agreement dated June 19, 1997. The Mountain View Facility lease term commenced on December 1, 1998. The lease agreement is for an initial term of ten years, with two automatic extensions of ten years each, for a total term of thirty years. The State can terminate the lease at the end of any term or renewal term by giving the lessor at least 180 days advance written notice.

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

The Pamlico Lease Agreement

     The Pamlico Facility is leased to the State under a lease agreement dated June 19, 1997. The Pamlico Facility lease term commenced on August 19, 1998. The Pamlico lease agreement is for an initial term of ten years, with two automatic extensions of ten years each for a total term of thirty years. The State can terminate the lease at the end of any term or renewal term by giving the lessor at least 180 days advance written notice.

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

Lease with Community Education Centers, Inc.

Leases

     The Delaney Hall Facility leased to CEC is the subject of a separate lease that incorporates the provisions of a master lease between us and CEC. The lease of the facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to this land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease is for an initial term of 10 years and may be extended by CEC for three additional five-year terms beyond this fixed term at a fair market rental rate as mutually agreed upon by us and CEC or as determined by binding arbitration if the parties cannot reach an agreement. The fixed term and extended terms under each lease are subject to earlier termination upon the occurrence of specified contingencies described in the lease.

     Use of the Facilities. The Delaney Hall lease permits CEC to operate the property solely as a correctional or detention facility, unless otherwise mutually agreed upon by us and CEC. The Delaney Hall lease is a “triple-net lease” or “absolute net lease” meaning CEC is required to pay base rent plus any additional charges related to the property, including all taxes, government charges, and all charges for utilities and services.

     Maintenance, Modification and Capital Additions. The Delaney Hall lease requires CEC, at its sole cost and expense, to maintain the Delaney Hall facility in good order, repair and appearance. We are not required to build or rebuild any improvements to Delaney Hall, or to make any repairs, replacements, alterations, restorations or renewals to the property.

     CEC, at its sole cost and expense, may make alterations, additions, changes and/or improvements to the Delaney Hall Facility. Improvements which have a cost of more than $25,000 or which, when aggregated with the cost of all such improvements for any individual leased property in the same lease year, would cause the total cost of all such improvements to exceed $50,000, must receive our prior written consent and must not impair the value and primary intended use of the leased property. The $25,000 and $50,000 threshold amounts are increased 3% per year, cumulatively. Upon the expiration or earlier termination of the lease, we have an option to purchase at appraised market value all machinery, equipment, furniture, furnishings, and other personal property, which has been installed at the expense of CEC on any leased property. This option may be subject to a contracting governmental entity’s superior right to acquire all or a portion of this removable personal property under the terms of its operating contract with CEC.

     The Delaney Hall lease held by CEC provides that, at the request of CEC, we may but shall be under no obligation to finance and construct capital additions, or improvements, which are not normal or recurring to the maintenance of the property. A capital addition to the property may necessitate changes in the premises, rent, or other similar terms of the lease, which would be reflected in an amendment to the lease or a new lease agreement. In specified situations, a capital addition may be made directly by CEC and financed by third parties with our prior written consent. We have an option to acquire and lease back to CEC any capital additions that we have not undertaken or financed at any time during the lease term. The purchase price of the capital addition is required to be 105% (or a lower percentage if agreed to by CEC) of the cost of the capital addition. Fair market rental rates for any capital addition acquired or undertaken by us are mutually agreed upon by us and CEC, or established by binding arbitration if the parties cannot reach such an agreement.

     Insurance. The Delaney Hall lease with CEC provides that CEC is required to maintain insurance on the property under CEC’s insurance policies providing for the following coverages: (i) fire, vandalism, earthquake and malicious mischief, extended coverage perils, and all physical loss perils, (ii) comprehensive general public liability (including personal injury and property damage), (iii) loss of rental value or business interruption and (iv) workers’ compensation.

     Environmental Matters. The Delaney Hall lease with CEC provides that CEC makes various representations and warranties relating to environmental matters with respect to the property. The lease also requires CEC to indemnify and hold us harmless on the property from and against all environmental liabilities, costs and expenses except those liabilities, costs and expenses that result from our gross negligence or intentional misconduct.

     Assignment and Subletting. The lease with CEC provides that generally CEC may not, without our prior written consent, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer any lease or any interest in the lease, or all or any part of the leased property. The lease further provides that except with respect to governmental subleases meeting specified requirements our consent may be granted or withheld in our sole discretion. Any change of control of CEC will be treated as an assignment of a lease for these purposes. The leases further provide that no assignment or sublease will in any way impair the continuing primary liability of CEC under the leases.

     In addition, if requested by CEC in order to respond to a RFP for an operating agreement, we may agree to provide nondisturbance agreements in favor of governmental entities under the terms of which we will agree to recognize and leave the rights of any governmental sub-tenant undisturbed in the event of a termination of the lease, but only upon our determination that the provisions of any of these governmental subleases are acceptable in our sole and absolute discretion.

     Indemnification Generally. Under the Delaney Hall lease, except in circumstances involving the Company’s gross negligence or intentional misconduct, CEC indemnifies, and is obligated to save harmless, us from and against any and all demands, claims, causes of action, fines, penalties, damages (including, but not limited to, incidental and consequential damages), losses, liabilities (including, but not limited to, strict liability), judgments, and expenses (including, without limitation, reasonable attorneys’ fees and expenses, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of the property; (ii) any activity, work, or thing done, or permitted or suffered by or though CEC in or about the leased property; (iii) any acts, omissions, or negligence of CEC or any person claiming under CEC, or the contractors, agents, employees, invitees, or visitors of CEC or any such person; (iv) any claim of any person incarcerated, held or detained in the property, including claims alleging breach or violation of such person’s civil or legal rights; (v) any breach, violation, or nonperformance by CEC or the employees, agents, contractors, invitees, or visitors of CEC, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of CEC, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of CEC; or (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property.

     Events of Default. In the event of any event of default with respect to a specific lease, we may evict CEC from the respective leased property and either terminate the lease or re-let the leased property. However, we will have specified duties to mitigate our losses in the exercise of these remedies. In either event, CEC will remain responsible for the rent provided in the lease for this leased property for the remaining period of the term in excess of rents received by us from any successor occupant. Alternatively, at our option, we will be entitled to recover all unpaid rent then due plus the present value of the rent for the unexpired term at the time of the award. This will be subject to our obligation to deliver and pay to CEC any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by CEC. In addition, we may exercise any other rights that we may have under law. In the event we evict CEC from a leased property, the Master Lease will remain in full force and effect for all other leased properties. With respect to CEC’s failure to timely pay rent and with respect to specified nonmonetary events of default under the master lease, we shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.

Competition

     The facilities are, and any additional correctional and detention facilities acquired by us will be, subject to competition for inmates from private prison managers and possibly governmental entities. These include, but are not limited to Corrections Corporation of America; Correctional Services Corporation; The Geo Group; CEC; Group 4 Falck Global Solutions Ltd; U.K. Detention Services, Ltd.; Cornell Companies, Inc.; Securicor PLC; Sodexho Alliance; Management and Training Corporation; Avalon Correctional Services, Inc.; and GRW Inc. Some of these competitors are larger and have greater resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. In addition, operating revenues of our correctional and detention facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. We are subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

Non-U.S. Operations

     All of our operations are within the United States. We do not have any international operations.

Government Regulation

     Corrections Industry Regulations. The corrections industry is subject to federal, state and local regulations in the United States which are administered by a variety of regulatory authorities. Generally, prospective providers of corrections services must be able to detail their readiness to, and must comply with, a variety of applicable state and local regulations, including education, health care and safety regulations. Correctional and detention management contracts frequently include extensive reporting requirements and require supervision and on-site monitoring by representatives of contracting governmental agencies. State law also typically requires corrections officers to meet certain training standards. In addition, many state and local governments are required to enter into a competitive bidding procedure before awarding contracts for products or services. The laws of certain jurisdictions may also require us to award subcontracts on a competitive basis or to subcontract with businesses owned by women or members of minority groups.

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner’s ability to sell such real estate or to borrow funds if the borrower is using such real estate as collateral. Neither we, The Geo Group, CEC nor any of our or their affiliates has been notified by any government authority of any material non-compliance, liability or other claim in connection with any of the facilities leased to The Geo Group or CEC and neither we, The Geo Group, CEC nor any of our or their affiliates is aware of any other environmental condition with respect to any of these facilities that is likely to be material to us. Phase I environmental assessments have been obtained for all of the facilities. However, these investigations may not reveal all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to us or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability or limitation on use of properties. The leases provide that The Geo Group and CEC will indemnify us for certain potential environmental liabilities at the facilities leased to each of them.

     Americans With Disabilities Act. The facilities are subject to the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities, such as correctional facilities, be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Receipt of a satisfactory ADA compliance report is required prior to our acquisition of each facility.

Tax Considerations and Tax Status

     We have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1998. If we qualify for taxation as a REIT, with specified exceptions, we will not be subject to federal income tax at the corporate level on our taxable income. A REIT is subject to a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its annual real estate investment trust taxable income. Although we believe we operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal or tax considerations may cause us to fail to qualify as a REIT or may cause our Board of Trustees to revoke the REIT election if our Board of Trustees and the holders of two-thirds of all our outstanding common shares determine that such factors make it no longer beneficial to qualify as a REIT.

Policies and Objectives With Respect to Certain Activities

     The following is a discussion of our investment objectives and policies, financing policies and policies with respect to some other activities. These policies are determined by our Board of Trustees and may be amended or revised from time to time at the discretion of our Board of Trustees without a vote of our shareholders.

     Investment Policies. We focus our investments on the financing, acquisition or development of facilities directly from, or on behalf of, existing tenants and other private prison managers or government entities in the United States. Additionally, we may, but have no present plans to, pursue other opportunities in facilities unrelated to the correctional and detention industry. We may also invest in other facilities or excess land or make mortgage loans to facilitate our acquisitions of a facility. We apply the following general guidelines in evaluating potential investments in correctional and detention facilities: (i) completion of the construction of the facility, (ii) execution of a government contract for the operation of the facility, and (iii) documentation of adequate inmate occupancy levels. Subject to the general investment guidelines referenced above, we consider a variety of specific factors in evaluating potential investments in correctional or detention facilities, including the following:

(i)	the essentiality of the facility to the governmental user.

(ii)	the reputation and creditworthiness of the current owner, manager or developer of the facility,

(iii)	the proposed terms for purchasing the facility,

(iv)	the proposed terms for leasing the facility, including rental payments and lease term,

(v)	the quality of construction of the facility,

(vi)	the quality of operations at an existing facility or the quality of other operations of a prison manager for a new facility,

(vii)	the relationship between the prison manager and the contracting government entity, and

(viii)	the status of existing facilities as facilities accredited by the American Correctional Association, or the ACA,

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

     We may finance, purchase or lease properties for long-term investment, expand and improve the facilities presently owned or sell these properties, in whole or in part, when circumstances warrant. We may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest.

     While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages, equity or debt securities of other REITs or partnerships and other real estate interests. Mortgage investments may include participating in convertible mortgages.

     There are no limitations on the percentage of our assets that may be invested in any one property, venture or type of security. Our Board of Trustees may establish limitations as it deems appropriate from time to time, including limitations necessary to maintain our qualification as a REIT. No limitations have been set on the number of properties in which we will seek to invest or on the concentration of investments in any one geographic region.

     Disposition Policies; The Geo Group’s Right of First Refusal. We have no current intention to dispose of any of the facilities, although we reserve the right to do so if our Board of Trustees determines that this action would be in our best interests. The Geo Group and CEC have a right of first refusal with respect to any sale of facilities acquired from each of them and the State of North Carolina has the right to purchase each of the North Carolina Facilities leased to them commencing in 2004. See “Item 1. Business — The Formation Transactions” and “Leases” above for a more detailed discussion of the terms and conditions.

     Financing Policies. Our capital structure at December 31, 2003 consisted of 78% equity and 22% debt. As of December 31, 2003, our debt was comprised of $3.8 million outstanding under the amended bank credit facility and $55.9 million of Bonds outstanding, which are non-recourse to CP North Carolina and its sole member, CPT Operating Partnership L.P. We determine our financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. We have established the amended bank credit facility which may be used to finance the acquisition of additional correctional and detention facilities (including the Future Facilities), the expansion of existing facilities and for working capital requirements. If our Board of Trustees determines that additional funding is desirable, we may raise these funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the tax code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.

     Indebtedness incurred by us may be in the form of publicly or privately placed debt instruments or financings from banks, institutional investors or other lenders, any of which indebtedness may be unsecured or may be secured by mortgages or other interests in the facilities owned by us. There are no limits on the number or amounts of mortgages or other interests which may be placed on any one facility. In addition, such indebtedness may be with or without recourse to all or any part of our facilities or may be limited to the particular facility to which the indebtedness relates.

     The proceeds from any borrowings may be used for the payment of distributions and working capital or to refinance indebtedness or to finance acquisitions, expansions or developments of new facilities.

     In the event that our Board of Trustees determines to raise additional equity capital, our Board of Trustees has the authority, without shareholder approval, to issue additional common shares or preferred shares. Our Bylaws require the approval of at least two-thirds of the members of our Board of Trustees for us to issue equity securities, other than common shares issued (a) for at least the fair market value thereof at the time of issuance as determined in good faith by a majority of our Board of Trustees, (b) pursuant to any of our share incentive or option plans, or (c) in a bona fide underwritten public offering managed by one or more nationally recognized investment banking firms. Existing shareholders have no preemptive right to purchase shares issued in any offering, and any such offering could cause a dilution of a shareholder’s investment in us.

     Working Capital Reserve Policies. We maintain working capital reserves (and when not sufficient, access to borrowings) in amounts that our Board of Trustees determines to be adequate to meet normal contingencies in connection with the operation of our business and the management of our investments.

     Conflicts of Interest Policies. We have adopted policies, including a Code of Business Conduct and Ethics designed to minimize potential conflicts of interest. However, these policies may not be successful in eliminating the influence of these conflicts. The Declaration of Trust requires that at least a majority of the members of our Board of Trustees be comprised of “Independent Trustees,” defined as individuals who qualify as trustees but who are neither an officer nor an employee of us or our affiliates, nor a director, trustee, officer or employee of, or other person who has a material financial interest in, any of (i) The

Wackenhut Corporation or The Geo Group, or (ii) any lessee or tenant of a facility owned by us or by our affiliates, or (iii) any owner, lessee or tenant of any facility financed by us or by our affiliates, other than any any owner, lessee or tenant which is an affiliate of the ours, or (iv) any management company operating any facility owned or financed by us or by our affiliates, or (v) an affiliate of any of the foregoing. The Declaration of Trust provides that these provisions relating to Independent Trustees may be amended with the approval by the shareholders by the affirmative vote of two-thirds of all of the votes entitled to be cast on such matters. In addition, the Bylaws provide that the selection of operators for our facilities and the entering into and consummation of any agreement or transactions with The Geo Group or its affiliates, including, but not limited to, the negotiation, enforcement and renegotiation of the terms of any lease of any of our facilities with such parties, be approved by our Independent Committee which must consist solely of Independent Trustees.

     Other Policies. We operate in a manner that will not subject us to regulation under the Investment Company Act of 1940. We do not (i) invest in the securities of other issuers for the purpose of exercising control over the issuer, (ii) underwrite securities of other issuers or (iii) trade actively in loans or other investments.

     Although we do not currently intend to do so, we may make investments other than as previously described, provided that such investments do not disqualify us from our REIT status. We may repurchase or otherwise reacquire common shares or any other securities we may issue and may engage in these activities in the future. Our Board of Trustees has no present intention of causing us to repurchase any of the common shares, and this action would be taken only in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the tax code and the applicable treasury regulations. Although we may do so in the future, we have not issued common shares or any other securities in exchange for property, nor have we reacquired (other than founder’s shares in 1998 which consisted of 1,000 common shares) any of our common shares or any other securities. We may make loans to third parties, including, without limitation, to joint ventures in which we decide to participate. These loans generally require the approval of our Board of Trustees, and loans to The Geo Group and its affiliates or to a joint venture in which The Geo Group participates require the approval of our Independent Committee.

     At all times, we intend to make investments in such a manner as to be consistent with the requirements of the tax code to qualify as a REIT, and our Board of Trustees shall endeavor to take no action which disqualifies us as a REIT or otherwise causes the revocation of our election to be taxed as a REIT without the affirmative vote of the holders of not less than two-thirds of our shares entitled to vote on these matters.

Website

     Our Internet website address is www.CorrectionalPropertiesTrust.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission. These reports may be found at http://www.CorrectionalPropertiesTrust.com by selecting the option entitled “SEC FILINGS”. We do not intend for information contained in our web site to be part of this Form 10-K.

Item 2. Properties.

     For a description of the facilities owned and leased by us, see “Item 1. Business – The Owned Facilities.” We also lease 2,800 square feet of office space in Palm Beach Gardens, Florida for our principal executive offices at an annual rent of approximately $50,000. The term of this lease expires on July 31, 2005.

Item 3. Legal Proceedings.

     The nature of our business may result in claims or litigation against us for damages arising from the conduct of our employees or others.

     Except for any routine litigation incidental to our business, there are no pending material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject. Subject to specified exceptions appearing in the applicable leases, each of The Geo Group and CEC has agreed to indemnify us for incidents that arise from operation of facilities leased to them. The State of North Carolina is not required to indemnify us for claims made against it on account of ownership of the two facilities leased to the State of North Carolina. North Carolina is, however, required by its leases to carry liability insurance for our benefit against liabilities associated with or arising out of accidents or disasters at the facilities in the coverage amounts equal to $1,000,000 per occurrence and $10,000,000 in the aggregate. To the extent any claim is not covered by North Carolina’s insurance, or ours, or exceeds the amount of the coverage, we may be liable which could have a material adverse effect on our operations, financial position or our future business operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

     Since April 23, 1998, our common shares have been listed on the New York Stock Exchange under the symbol “CPV.” The following table sets forth the range of high and low sales prices for the common shares for the period from January 1, 2002 to December 31, 2003, as reported by NYSE.

	2003		2002
	High	Low	High	Low
First Quarter	$21.98	$20.11	$19.59	$16.00
Second Quarter	28.00	19.99	22.00	17.79
Third Quarter	28.80	24.25	23.00	17.65
Fourth Quarter	29.40	25.01	22.95	18.50

     As of March 11, 2004, there were 10,977,750 shares of common shares outstanding and 120 shareholders of record.

Recent Sales of Unregistered Securities

     None.

Distributions

     Subsequent to our initial public offering, we have paid regular quarterly distributions to our shareholders. Our Board of Trustees, in its sole discretion, has determined the actual distribution rate based on our actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. In 2003, we paid four cash dividend distributions — $.40 per common share in the first quarter, $.42 per common share in the second quarter, and $.45 per common share in each of the third and fourth quarters totaling $1.72 per common share. This was classified for federal tax reporting purposes as 65.2% as ordinary income and 34.8% as return of capital. In 2002, we paid four cash dividend distributions, each in the amount of $.40 per common share, totaling $1.60 per common share. This was classified for federal tax reporting purposes as 62.4% as ordinary income and 37.6% as return of capital

     We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with our consolidated financial statements and information included elsewhere in this report. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, or GAAP, consistently applied and should not be considered an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Our funds from operations are not comparable to funds from operations reported by other REITs that do not define the term using the current National Association of Real Estate Investment Trusts, or NAREIT, definition or that interpret the current NAREIT definition differently than we do.

     Under the terms of our new amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003 regarding our compensation plans under which equity securities are authorized for issuance.

Number of Securities
Remaining Available
	Number of Securities		For Issuance Under
	To Be Issued	Weighted Average	Equity Compensation
	Upon The Exercise	Price of	Plans (Excluding
	Of Outstanding Options	Outstanding Options	Securities Reflected
	and Deferred Shares	and Deferred Shares	In Column (a)
PLAN CATEGORY	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	306,000	$18.33	151,250 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	306,000	$18.33	151,250

(1)	As of December 31, 2003, the 1998 Employee Share Incentive Plan had 5,000 shares available, the 1998 Non-Employee Trustees’ Share Option Plan and the 2000 Stock Option Plan had no shares available and the 2002 Stock Option Plan had 146,250 shares available.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

Item 6. Selected Financial Data.

     The selected consolidated financial data set forth below are derived from our consolidated financial statements which appear elsewhere in this report. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
(In thousands, except per share amounts)	12/31/03	12/31/02	12/31/01	12/31/00	12/31/99
OPERATING RESULTS
Revenue	$32,417	$30,204	$27,431	$22,711	$20,329
Net income	13,739	10,128	8,950	8,444	8,728
Weighted average shares outstanding, diluted	9,144	7,259	7,164	7,130	7,130
Net income per share, diluted	1.50	1.40	1.25	1.18	1.22

DIVIDENDS
Cash distribution per share	$1.72	$1.60	$1.47	$1.46	$1.43

BALANCE SHEET DATA (as of DECEMBER 31, 2003, 2002, 2001, 2000 and 1999)

Real estate properties, net	$260,141	$246,229	$253,362	$210,324	$200,415
Total assets	274,628	262,589	266,847	213,775	203,548
Revolving line of credit	3,800	74,000	80,000	81,400	69,200
Bonds payable	55,855	56,780	57,475	—	—
Total liabilities	61,880	135,133	142,978	84,832	72,788
Total shareholders’ equity	212,748	127,456	123,869	128,943	130,760

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

Overview

     We were formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and leasing these facilities to experienced correctional and detention facility operators or the governmental entities under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs).

     Our principal business strategy is to finance and acquire correctional and detention facilities that meet our investment criteria, from both private prison managers, developers and government entities, to expand our existing facilities, and to lease all of these facilities under long-term leases to qualified third-party operators. With the exception of the Mountain View Facility and Pamlico Facility, our remaining facilities are privately managed facilities that are leased to and operated by The Geo Group, Inc. or Community Educations Center, Inc., or CEC.

     Substantially all of our revenues are derived from: (i) rents received under triple-net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases:

•	The Geo Group. The base rent for the first year for each facility leased to The Geo Group before January 1, 2000 was equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by the greater of 3% or actual CPI with a maximum increase of 4% at the first two annual anniversaries of the effective date of each lease and by an amount equal to increases, if any, in the CPI at each successive annual anniversary for the remaining term of each lease, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of December 31, 2003, is approximately 4.75 years.

•	State of North Carolina Leases. In the year we acquired the Pamlico Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in August 1998), the base rent was equal to $2,858,754 or 11.9% of the facility purchase price. In the year we acquired the Mountain View Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in December 1998), the base rent was equal to $2,965,900 or 11.9% of the facility purchase price. In both cases, following the first year and continuing during the term of the leases and any renewal terms, base rent increases by the greater of 3.5%, or the percentage of increase, if any, in the CPI, but not to exceed 4.0%.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent rate is $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent increases by 3.0% annually on each anniversary.

     We incur operating and administrative expenses, including compensation expense for our executive officers and other employees, office rental and related occupancy costs and various expenses incurred in the process of acquiring additional properties. We are self-administered and managed by our executive officers and staff, and do not engage a separate advisor or pay an advisory fee for administrative or investment services, although we do engage legal, accounting, tax and financial advisors from time to time. Our primary non-cash expense is depreciation of our correctional and detention facilities.

     We have leveraged and anticipate having to continue to leverage our portfolio of real estate equity investments, and expect to continue to incur short-term indebtedness and related interest expense. We may also incur long-term indebtedness to make acquisitions, and/or refinance correctional facilities currently owned.

     We intend to make distributions to our shareholders in amounts not less than the amounts required to maintain REIT status under the Internal Revenue Code.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in its financial statements and related notes. In preparing these financial statements, we have made our best estimates and assumptions that affect the reported assets and liabilities. We believe our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in this Form 10-K for the year ended December 31, 2003.

     Revenue Recognition

     Lease revenue is recognized on a straight-line basis over the lease term including the impact of scheduled rent increases which are determinable in amount at the inception of the lease. Any increases in lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. Scheduled rent increases which are not determinable at lease inception are dependent upon increases in the Consumer Price Index, or CPI.

     Depreciation of Real Estate

     Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The purchase price of properties is allocated to tangible and intangible assets based on their respective values. The tangible cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon cost at time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. We are required to make subjective evaluations of the estimated useful lives of our properties, which directly impacts our net income.

     Impairment of Long-lived Assets

     We review the recorded value of our real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. We have reviewed our long-lived assets and have determined that there are no events requiring impairment loss recognition. The method used to determine impairment would be based on estimates of undiscounted operating cash flows over the remaining amortization period for the related long-lived assets. We would measure impairment as the difference between fair value and the net book value of the related asset.

     Interest Rate Swaps

     In accordance with the amended bank credit facility, we utilize interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of our variable rate bank debt obligations. These interest rate swaps exchange floating interest rate LIBOR payments on specified established notional amounts for fixed rate interest payments on the same notional amounts. We recognize our interest rate swap derivatives on the balance sheet at fair value, which is determined by the counter party, as either an asset or a liability. We determined the interest rate swaps to be effective cash flow hedges, and therefore, changes in the fair value of these swap agreements are recorded in accumulated other comprehensive loss, which is a component of shareholders’ equity.

     Stock Options

     We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for our employee stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for our stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, our net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans” and Note 5 “Share Option and Incentive Plans” in the notes to the consolidated financial statements included in this Form 10-K for the year ended December 31, 2003.

FINANCIAL CONDITION

Results of Operations

2003 Compared with 2002

     For the twelve months ended December 31, 2003, rental revenues increased to $32,309,000 from $30,017,000 for the twelve months ended December 31, 2002. The 8% increase in rental revenues resulted primarily from the acquisition of Delaney Hall on May 29, 2003, which increased rental revenue by $1.6 million. The balance of the increase was primarily due to rent escalations, based on the consumer price index, on some of the facilities of approximately $0.4 million and a one-time, cumulative non-recurring CPI rent escalation adjustment of approximately $0.3 million on certain of the facilities leased to The Geo Group.

     Depreciation for the twelve months ended December 31, 2003 increased to $7,396,000 from $7,133,000 for the twelve months ended December 31, 2002. Depreciation associated with the Delaney Hall Facility resulted in the 4% increase in depreciation from 2002 to 2003.

     General and administrative expenses for the twelve months ended December 31, 2003 increased 37% to $2,089,000 from $1,525,000 for the twelve months ended December 31, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits, insurance, professional fees and Board of Trustee fees.

     Interest expense decreased to $9,193,000 for the twelve months ended December 31, 2003 from $11,418,000 for the twelve months ended December 31, 2002. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the paying down of the outstanding balance in July 2003 using the proceeds from the secondary public offering.

2002 Compared with 2001

     For the twelve months ended December 31, 2002, rental revenues increased to $30,017,000 from $27,320,000 for the twelve months ended December 31, 2001. The 10% increase in rental revenues resulted primarily from revenue associated with the Mountain View Facility, purchased on March 16, 2001, and the Pamlico Facility, purchased on June 28, 2001, which increased rental revenue by $0.7 million and $1.6 million, respectively. The balance of the increase was primarily due to rent escalations, based on the consumer price index, on some of the remaining facilities.

     Depreciation for the twelve months ended December 31, 2002 increased to $7,133,000 from $6,512,000 for the twelve months ended December 31, 2001. Depreciation associated with the Mountain View Facility and Pamlico Facility resulted in the 10% increase in depreciation from 2001 to 2002.

     General and administrative expenses for the twelve months ended December 31, 2002 decreased 9% to $1,525,000 from $1,673,000 for the twelve months ended December 31, 2001. The decrease in general and administrative expense was primarily due to a decrease in professional fees.

     Interest expense increased to $11,418,000 for the twelve months ended December 31, 2002 from $10,296,000 for the twelve months ended December 31, 2001. The increase is primarily due to interest on the Bonds issued by a wholly-owned subsidiary of ours on June 28, 2001 in connection with the refinancing of the Mountain View Facility and the acquisition of the Pamlico Facility offset by a reduction in interest on our credit facility.

Liquidity and Capital Resources

     We expect to meet our short-term liquidity requirements generally through our working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT. All facilities owned by us are leased under triple-net leases, which require the lessees to pay substantially all expenses associated with the operation of these facilities. As a result of these arrangements, we do not believe we will be responsible for any major expenses in connection with the facilities during the terms of the leases.

     On November 25, 2003, we entered into an Amended and Restated Credit Agreement the terms of which govern our new amended bank credit facility initially consisting of a $95 million secured revolving credit facility. The amended bank credit facility has a term of 36 months and replaces our initial secured line of credit which matured on October 1, 2003 but was extended up until the closing of the amended bank credit facility. The proceeds of the amended bank credit facility may be used to finance the construction and the acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The amended bank credit facility includes a swing line component and provisions to increase the amended bank credit facility up to a total of $200 million by increasing the revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and other specified closing conditions.

     The amended bank credit facility is secured by our facilities, other than the Queens Facility and the North Carolina facilities, and permits aggregate borrowings of up to 50% of the total value of the facilities, i.e. the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at December 31, 2003.

     Borrowings under the amended bank credit facility bear interest at either a base rate or eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 0.5% and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The eurodollar rate is equal to LIBOR plus the eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on eurodollar rate loans is based on interest periods of one, two, three, six or nine months at our option. The applicable margins for base rate loans and eurodollar rate loans described above were 0% and 2.75% at December 31, 2003, respectively. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the amended bank credit facility, we paid fees and expenses of approximately $2.1 million. As of December 31, 2003, the amount of outstanding indebtedness under the amended bank credit facility was $3.8 million. As of December 31, 2003, we had $91.2 million available borrowing capacity, including $5.7 million, which is currently available to be drawn on the swing line component for general working capital requirements.

     In order for a facility to be initially included in the Pledge Pool, the lessee of the facility must be in full compliance with the material terms and conditions contained in the operating or management contract with the governmental agency. However, in the event that any facility, after becoming a part of the Pledge Pool, becomes vacant that property shall continue to be included in the Pledge Pool so long as the lease agreement with respect to such property is in full force and effect and the inclusion of that property in the Pledge Pool would not cause the sum of the appraised values of all vacant properties in the Pledge Pool to exceed 20% of the total value of the Pledge Pool as calculated above.

     The Geo Group does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility and the McFarland Facility. However, The Geo Group continues to make rental payments to us as required under the terms of the non-cancelable leases. The appraised value of these two facilities is approximately ten percent of the total value of the facilities as calculated above, and therefore, does not exceed 20% of the total value. As a result, both of these facilities continue to be included in the Pledge Pool.

     Each of our facilities are leased under triple-net leases in which the tenant is required to pay all the operating expenses, taxes, insurance, and structural and non-structural repairs and other costs. As a result, we have no commitments with respect to other capital expenditures on our existing facilities. We have an agreement under which we may acquire, at a price of up to 105% of cost, and lease back to The Geo Group, any correctional or detention facility acquired or developed and owned by The Geo Group, subject to specified limited exceptions, and subject to time constraints on each specific property. Currently there are no properties of The Geo Group eligible for purchase pursuant to this agreement.

     We expect to meet our long-term liquidity requirements for the funding of real property development and acquisitions by borrowing under our amended bank credit facility and by issuing equity or debt securities in public or private transactions. We anticipate that we will be able to obtain financing for our long-term capital needs. However, we cannot assure you that this additional financing or capital will be available on terms acceptable to us. We may, under some circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code.

     On June 12, 2002, we filed a “universal shelf” registration statement on Form S-3 with the Securities and Exchange Commission, under Rule 415 under the Securities Act of 1933, as amended, which is now effective. We may, from time to time, offer our common shares, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing. These securities may only be offered in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in one or more supplements to the prospectus. The registration statement is intended to provide us flexibility to raise up to $250 million from the offering of these securities, subject to market conditions and capital needs. Net proceeds from the offering may be used by us to acquire correctional properties, repay outstanding debt, and for general working capital purposes.

     In July 2003, we completed a public offering of 3,250,000 common shares at $25.50 per share, under our shelf registration statement. The gross proceeds from the offering of $82,875,000 less expenses of $4,984,000, which includes underwriters’ fees and expenses associated with the offering, generated net proceeds to us of approximately $77,891,000. The net proceeds of the offering were used to pay down the outstanding balance of our amended bank credit facility.

     The Bonds issued in 2001 to acquire the Pamlico Facility and refinance the Mountain View Facility require quarterly payments of principal and interest. The total quarterly principal payments due in 2004 on the Bonds are $1,185,000.

Contractual Obligations and Contingent Liabilities and Commitments

     The following table aggregates our expected contractual obligations and commitments after December 31, 2003:

			Payments due by period
		Less than	1-3	4-5	More than
(In thousands)	Total	1 year	years	years	5 years
Debt	$59,655	$1,185	$7,130	$4,910	$46,430
Operating lease	$80	$50	$30	$—	$—

     At December 31, 2003, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

Funds from Operations

     We believe Funds from Operations, or FFO, is helpful to investors as a measure of the performance of an equity REIT. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.

     We compute FFO in accordance with the current standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

     We believe that in order to facilitate a clear understanding of our consolidated operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements

     The following table presents a reconciliation of FFO to net income for the years ended December 31, 2003, 2002 and 2001:

(Amounts in thousands)	2003	2002	2001
Net income	$13,739	$10,128	$8,950
Real estate depreciation	7,396	7,133	6,512

Funds from operations	$21,135	$17,261	$15,462

Common shares outstanding
Basic	9,048	7,188	7,140
Diluted	9,144	7,259	7,164

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

     We are exposed to market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and relate to our acquisitions and financing of correctional and detention facilities. We are subject to interest rate risk on our existing amended bank credit facility and any future financing requirements. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with the amended bank credit facility agreement and Board approved policies.

     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps (which we do not anticipate), (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we enter into interest rate swaps and seek long term financing.

     As of December 31, 2003, $3,800,000 had been drawn on the amended bank credit facility at an average rate of 4.00% based upon the base rate under the amended bank credit facility. No indebtedness under the amended bank credit facility greater than 90 days in duration existed as of December 31, 2003. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2004 would result in an increase in interest expense for fiscal year 2004 of approximately $38,000.

     The Bonds outstanding at December 31, 2003 of $55,855,000 under the Trust Indenture are non-recourse to us and non-recourse to our subsidiary, which is the obligor under the Bonds, and non-recourse to the subsidiary’s sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

Item 8.	Financial Statements and Supplementary Data.

     Our consolidated financial statements for the year ended December 31, 2003 and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On July 2, 2002, we dismissed Arthur Andersen LLP as our independent auditors and engaged Ernst & Young LLP as our new independent auditors. For more information with respect to this matter, see our Current Report on Form 8-K filed on July 3, 2002.

Item 9A. Controls and Procedures.

     (a) As of December 31, 2003, our principal executive officer and principal financial officer evaluated our controls and procedures related to our reporting and disclosure obligations. These officers have concluded that, based on their evaluation, these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, or the Exchange Act, are effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

     (b) There have been no significant changes in our internal control over financial reporting during the fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Certified Public Accountants

To the Shareholders
Correctional Properties Trust

We have audited the accompanying consolidated balance sheets of Correctional Properties Trust (the “Company”)(a Maryland real estate investment trust) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Correctional Properties Trust for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 14, 2002.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Properties Trust at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

West Palm Beach, Florida
January 16, 2004

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

ARTHUR ANDERSEN LLP

West Palm Beach, Florida

     January 14, 2002 (except with respect to the matter discussed in Note 10, as to which the date is January 23, 2002)

**	Note: This report of the Independent Certified Public Accountants is a copy of the previously issued report and the predecessor auditor, Arthur Andersen LLP, has not reissued the report.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and December 31, 2002

(Amounts in thousands, except share and per share amounts)	2003	2002
Assets
Real estate properties, at cost:
Correctional and detention facilities	$293,298	$271,990
Less—accumulated depreciation	(33,157)	(25,761)

Net real estate properties	260,141	246,229
Cash and cash equivalents	668	4,333
Restricted cash	7,166	7,154
Deferred financing costs, net	2,955	1,566
Other assets	3,698	3,307

Total assets	$274,628	$262,589

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$2,225	$4,353
Bonds payable	55,855	56,780
Revolving line of credit	3,800	74,000

Total liabilities	61,880	135,133

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 10,967,750 and 7,349,650 shares issued and outstanding	11	7
Capital in excess of par value	220,268	135,302
Distributions in excess of accumulated earnings	(7,531)	(5,234)
Accumulated other comprehensive loss	—	(2,619)

Total shareholders’ equity	212,748	127,456

Total liabilities and shareholders’ equity	$274,628	$262,589

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except per share amounts)	2003	2002	2001
Revenue
Rental	$32,309	$30,017	$27,320
Interest	108	187	111

	32,417	30,204	27,431

Expenses
Depreciation	7,396	7,133	6,512
General and administrative	2,089	1,525	1,673
Interest	9,193	11,418	10,296

	18,678	20,076	18,481

Net income	$13,739	$10,128	$8,950

Net income per common share and common share equivalents:
Basic	$1.52	$1.41	$1.25
Diluted	$1.50	$1.40	$1.25

Weighted average number of common shares and common share equivalents outstanding:
Basic	9,048	7,188	7,140
Diluted	9,144	7,259	7,164

Distributions declared per common share outstanding	$1.72	$1.60	$1.47

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	Common shares		Capital in excess of	Distributions in excess of accumulated	Accumulated other comprehensive
	Shares	Amount	par value	earnings	loss	Total
Balance, December 31, 2000	7,130	$7	$131,259	$(2,323)	$—	$128,943
Exercise of stock options	15	—	167	—	—	167
Non-cash compensation charge	—	—	44	—	—	44
Net income	—	—	—	8,950	—	8,950
Cumulative effect of change in accounting principle	—	—	—	—	(1,500)	(1,500)
Unrealized loss on derivative instruments	—	—	—	—	(3,660)	(3,660)
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	1,423	1,423

Comprehensive income	—	—	—	—	—	5,213

Distributions to shareholders ($1.47 per share)	—	—	—	(10,498)	—	(10,498)

Balance, December 31, 2001	7,145	7	131,470	(3,871)	(3,737)	123,869
Exercise of stock options	205	—	3,832	—	—	3,832
Net income	—	—	—	10,128	—	10,128
Unrealized loss on derivative instruments	—	—	—	—	(1,897)	(1,897)
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	3,015	3,015

Comprehensive income	—	—	—	—	—	11,246

Distributions to shareholders ($1.60 per share)	—	—	—	(11,491)	—	(11,491)

Balance, December 31, 2002	7,350	7	135,302	(5,234)	(2,619)	127,456
Exercise of stock options	368	1	6,862	—	—	6,863
Issuance of common shares in a secondary offering, net of $4,984 of offering costs	3,250	3	77,888	—	—	77,891
Granting of deferred shares	—	—	216	—	—	216
Net income	—	—	—	13,739	—	13,739
Unrealized gain on derivative instruments	—	—	—	—	48	48
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	2,571	2,571

Comprehensive income	—	—	—	—	—	16,358

Distributions to shareholders ($1.72 per share)	—	—	—	(16,036)	—	(16,036)

Balance, December 31, 2003	10,968	$11	$220,268	$(7,531)	$—	$212,748

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands)	2003	2002	2001
Cash flows from operating activities
Net income	$13,739	$10,128	$8,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate properties	7,396	7,133	6,512
Amortization of deferred financing costs	844	835	699
Stock based compensation	216	—	44
Changes in operating assets and liabilities:
Other assets	(391)	(728)	(808)
Accounts payable and accrued expenses	491	(32)	211
Deferred revenue	—	—	(1,877)

Net cash provided by operating activities	22,295	17,336	13,731

Net cash used in investing activities
Acquisition of real estate properties	(21,308)	—	(49,550)

Cash flows from financing activities
Distributions to shareholders	(16,036)	(11,491)	(10,498)
Proceeds from exercise of stock options	6,863	3,832	167
Proceeds from common stock offering (net of $4,984 of offering costs)	77,891	—	—
Net repayments under revolving line of credit	(70,200)	(6,000)	(1,400)
Proceeds from issuance of bonds	—	—	57,535
Repayments on bonds	(925)	(695)	(60)
Restricted cash	(12)	(32)	(7,122)
Deferred financing costs	(2,233)	(46)	(1,840)

Net cash (used in) provided by financing activities	(4,652)	(14,432)	36,782

Net (decrease) increase in cash and cash equivalents	(3,665)	2,904	963
Cash and cash equivalents, beginning of year	4,333	1,429	466

Cash and cash equivalents, end of year	$668	$4,333	$1,429

Supplemental disclosure:
Cash paid for interest	$8,525	$10,574	$8,531

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

1.	ORGANIZATION AND OPERATIONS

     Correctional Properties Trust (the “Company”) was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities. At December 31, 2003, the Company owned fourteen facilities of which eleven were leased to The Geo Group, Inc. (together with its subsidiaries, “GEO”) formerly known as Wackenhut Corrections Corporation, two were leased to the State of North Carolina, and one was leased to Community Education Centers, Inc (“CEC”). The Company operates in only one segment.

     On April 28, 1998, the Company commenced operations after completing its initial public offering (the “IPO”). Simultaneous with the completion of the IPO, the Company acquired the following eight correctional and detention facilities (the “Initial Facilities”), located in five states with an aggregate design capacity of 3,154 beds, from GEO for an aggregate purchase price of $113,000,000 (collectively, the “Formation Transactions”):

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

     As part of the Formation Transactions, the Company also entered into agreements with GEO to lease the Initial Facilities back to GEO pursuant to long-term, non-cancelable triple-net leases (the “Leases”) which require GEO to pay all operating expenses, property taxes, insurance and other costs. The Leases provide for an initial term of 10 years that may generally be extended by GEO for three five-year terms at fair market rental rates. The Leases provide for a base rent equal to 9.5% of the total purchase price of each Initial Facility and annual rent escalations equal to the annual increase in the Consumer Price Index—All Urban Consumers, as published by the Bureau of Statistics of the United States Department of Labor (the “CPI”), subject to a minimum annual increase of 3% at the end of years one and two and a maximum annual increase of 4% throughout the term of the Leases.

     Further, the Company has entered into a Right to Purchase Agreement with GEO, pursuant to which the Company will have the right, during the 15 years following the consummation of the IPO (so long as there are any leases in force between the Company and GEO), to acquire and leaseback to GEO any future facilities, subject to exception where the sale or transfer of ownership of a facility is previously restricted and subject to purchase option time constraints on each specific property. Currently, there are no facilities eligible for purchase under the Right to Purchase Agreement.

     On October 30, 1998, Correctional Properties Trust completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the “Hobbs Facility”) for approximately $26,500,000.

     On January 15, 1999, the Company completed the acquisition of the 600-bed expansion of the Hobbs Facility for approximately $20,000,000 and the Lawton Correctional Facility (the “Lawton Facility”) for approximately $46,000,000. On July 1, 1999, the Company acquired the industries building at the Hobbs Facility for $1,600,000. GEO leased the Lawton Facility and the Hobbs Facility from the Company for the same base rent and escalation percentage as the Initial Facilities for an initial term of ten years, with three additional renewal options for terms of five years each. The renewal terms are to be determined by fair market rental rates.

     On January 7, 2000, the Company purchased the Jena Juvenile Justice Center (the “Jena Facility”) from GEO for approximately $15,300,000 using proceeds available under the Amended Bank Credit Facility (See Note 3). GEO has leased the 276-bed facility located in Jena, Louisiana at an initial lease rate of 11% with 4% annual escalators for an initial term of ten years, with three additional renewal options for terms of five years each in length at fair market rental rates. The lease provides for fixed rental payments to the Company without regard for occupancy.

     GEO does not presently have a correctional facility operating or management contract with a governmental agency for both the Jena Facility and the McFarland Facility, and as a result both facilities are vacant. However, GEO continues to make rental payments to the Company as required under the terms of the leases.

     On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the “Mountain View Facility”) in Spruce Pine, North Carolina, for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on this facility, which became effective December 1998, included cash rental of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalates in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $3,288,300. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina’s option. The lessee has the option to acquire the facility in December 2004, for approximately $26,200,000 and for predetermined declining amounts at the end of each subsequent lease year. The annual lease payment is subject to appropriation by the North Carolina General Assembly.

     On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties North Carolina Prison Finance LLC (“CP North Carolina”), a newly formed and wholly owned subsidiary of the Company. Concurrently, the Company refinanced the Mountain View Facility using a portion of the proceeds from the issuance of $57,535,000 of Taxable Mortgage Revenue Bonds, Series 2001 (the “Bonds”)(See Note 4. Bonds). This refinancing included repayment of the proceeds drawn under the Amended Bank Credit Facility (See Note 3) to purchase the Mountain View Facility.

     On June 28, 2001, CP North Carolina acquired the Pamlico Correctional Facility (the “Pamlico Facility”) in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison is leased to the State of North Carolina, and is subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operates the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalates in accordance with increases in the CPI, with a minimum increase of 3.5%, and a maximum of 4%. The current annual rent is approximately $3,169,600. The initial term of the lease is ten years, with two, ten-year renewals at the State of North Carolina’s option. The State of North Carolina has an option to acquire the facility in August 2004, for approximately $25,230,000. At the end of each lease year thereafter, it has an option to purchase the facility for a predetermined declining amount. The annual lease payment is subject to appropriation by the North Carolina General Assembly. The Company acquired the Pamlico Facility using a portion of the proceeds from the issuance of the Bonds (See Note 4).

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

     On May 29, 2003, the Company acquired Delaney Hall, a 726 bed, minimum-security, correctional facility located in Newark, New Jersey, for approximately $21,000,000 plus transaction costs. The seller, Community Education Centers, Inc., leased Delaney Hall back from the Company subject to the terms of a ten-year, triple-net lease, with three additional renewal options of five years each at the option of CEC. The initial cash lease rate is 11% of the purchase price or $2,310,000 per annum, with 3% fixed annual increases on each anniversary. Under accounting principles generally accepted in the United States, the lease revenue will be recognized at a straight-line lease rate of 12.61% of the purchase price. The Company completed this acquisition using cash on hand, plus $17,000,000 drawn under the Amended Bank Credit Facility. The

Company executed an intercreditor agreement with CEC’s senior lender granting certain rights to the senior lender to permit a cure by such lender of CEC’s events of default subject to such lender paying all lease obligations including rental payments and impositions, thereby preventing the termination of the CEC lease by the Company. As part of the transaction, a security deposit of approximately $662,000 was delivered by CEC to the Company which may be used by the Company to the extent required for the payment of rent or any other lease obligation if an event of default occurs.

     In July 2003, the Company completed a public offering of 3,250,000 common shares at $25.50 per share, under its shelf registration statement. The gross proceeds from the offering of $82,875,000 less expenses of $4,984,000, which includes underwriters’ fees and expenses associated with the offering, generated net proceeds to the Company of approximately $77,891,000. The net proceeds of the offering were used to pay down the outstanding balance of our Amended Bank Credit Facility.

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

Deferred Financing Costs

     Deferred financing costs, which include costs of obtaining the Amended Bank Credit Facility and the Bonds, are being amortized on a straight-line basis over the respective term of the debt. This method approximates the effective interest rate method. Accumulated amortization of deferred financing costs at December 31, 2003 and 2002 was approximately $246,000 and $2,523,000, respectively.

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

     As of December 31, 2003 and 2002, the Company had investments in fourteen and thirteen leased real estate properties, respectively. Components of these real estate investments at cost are as follows (in thousands):

	2003	2002
Land and land improvements	$12,610	$9,157
Buildings and improvements	280,688	262,833

	$293,298	$271,990

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

Leases and Rental Income

     All leases are accounted for as operating leases. Lease revenue is recognized on a straight-line basis over the lease term including the impact of the scheduled rent increases which are determinable in amount at the inception of the lease. Any increases in the lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. The annual minimum rent to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 2003 is as follows (in thousands):

Fiscal year	Annual Rent
2004	$33,036
2005	33,414
2006	33,804
2007	34,208
2008	24,671
Thereafter	15,522

$174,655

     For the year December 31, 2003, the revenue generated from GEO, the State of North Carolina and CEC represented 74%, 21% and 5%, respectively, of total rental revenue. For the year December 31, 2002, the revenue generated from GEO and the State of North Carolina represented 78% and 22%, respectively, of total rental revenue. For the year ended December 31, 2001, the revenue generated from GEO and the State of North Carolina represented 84% and 16%, respectively, of total rental revenue.

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

     If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income. Such an event could materially affect the Company’s net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2003, 2002 and 2001.

Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts payable and accrued expenses, the Bonds and the revolving line of credit approximate fair value. The fair value of the Company’s interest rate swaps at December 31, 2002 was a liability of approximately $2,619,000 and is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet.

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

     As of December 31, 2002, the Company had interest rate swap agreements for a total notional amount of $66 million, effectively fixing the rate on a like amount of variable rate borrowings. Management of the Company determined the interest rate swaps to be effective cash flow hedges. The Company records its derivatives on the balance sheet at fair value, representing a liability of approximately $2,619,000 at December 31, 2002, which is included in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet.

     As a result of the repayment of the Amended Bank Credit Facility of $78 million in July 2003 using the proceeds from the July 2003 public offering, which in effect eliminated the like amount of variable rate borrowings associated with interest rate swap agreements, the Company terminated its $66 million of interest rate swap agreements. The cost of terminating the interest rate swap agreements was approximately $1.0 million and was recorded as interest expense in the consolidated statements for the year ended December 31, 2003. As of December 31, 2003, the Company has no interest rate swap agreements in effect.

Concentration of Credit Risk

     As the Company enters into certain derivative financial instruments, counterparties expose the Company to credit related losses in the event of non-performance. The Company monitors the credit worthiness of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

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

	2003	2002	2001
Net income, as reported	$13,739	$10,128	$8,950
Add: stock-based compensation expense included in net income as reported	—	—	44
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(125)	(89)	(123)

Pro forma net income	$13,614	$10,039	$8,871

Net income per share
Basic, as reported	$1.52	$1.41	$1.25
Basic, pro forma	$1.50	$1.40	$1.24

Diluted, as reported	$1.50	$1.40	$1.25
Diluted, pro forma	$1.49	$1.38	$1.24

Comprehensive Income

     The components of the Company’s comprehensive income are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Net income	$13,739	$10,128	$8,950
Cumulative effect of change in accounting principle	—	—	(1,500)
Unrealized gain (loss) on derivative instruments	48	(1,897)	(3,660)
Losses reclassified into earnings from other comprehensive loss	2,571	3,015	1,423

Comprehensive income	$16,358	$11,246	$5,213

Recent Accounting Pronouncements

     In January 2003, the FASB issued Financial Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 was amended in December 2003, and is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first quarter ended March 31, 2004. The Company has not entered into any variable interest entities since January 31, 2003 nor has it identified any existing variable interest entities. Therefore, the Company does not expect any material impact from the adoption of FIN No. 46 on its financial position, results of operations and cash flows.

3.	AMENDED BANK CREDIT FACILITY

     On November 25, 2003, the Company completed its Amended and Restated Credit Agreement (the “Amended Bank Credit Facility”) initially consisting of a $95 million secured revolving credit facility. The Amended Bank Credit Facility replaces the Company’s original secured line of credit which matured on October 1, 2003 but was extended up until the closing of the Amended Bank Credit Facility. The proceeds of the Amended Bank Credit Facility, which has a term of thirty-six (36) months, may be used to finance the construction and acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The Amended Bank Credit Facility includes a swingline component and provisions to increase the Amended Bank Credit Facility up to a total of $200 million by increasing the Revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and closing.

     The Amended Bank Credit Facility is secured by the Company’s facilities other than the Queens Facility and the North Carolina Facilities, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the

Company’s facilities or the aggregate of the appraised value of such facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined) or 95% of Funds from Operations plus, in either case 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.

     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus one-half of one percent (0.5%) and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points dependent upon the ratio of Consolidated Total Liabilities to Consolidated Total Assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points dependent upon the ratio of Consolidated Total Liabilities to Consolidated Total Assets. The interest period on Eurodollar Rate Loans are based on interest periods of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0% and 2.75% at December 31, 2003, respectively. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Amended Bank Credit Facility, the Company paid fees and expenses of approximately $2.1 million.

     As of December 31, 2003, $3.8 million was drawn on the $95 million Amended Bank Credit Facility. As of December 31, 2003, the Company had $91.2 million available borrowing capacity under its Amended Bank Credit Facility, including $5.7 million, which is currently available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.

     In order for a facility to be initially included in the Pledge Pool Borrowing Base (“Pledge Pool”), the lessee of the facility must be in full compliance with the material terms and conditions contained in the operating or management contract with the governmental agency. Provided, however, that in the event that any facility, after becoming a part of the Pledge Pool, becomes vacant such property shall continue to be included in the Pledge Pool so long as the lease agreement with respect to such property is in full force and effect and the inclusion of such property in the Pledge Pool would not cause the sum of the appraised values of all vacant properties in the Pledge Pool to exceed 20% of the Total Value.

     GEO does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility and the McFarland Facility. However, GEO continues to make rental payments to the Company as required under the terms of the non-cancelable leases. The appraised value of these two facilities is approximately ten percent of the Total Value, and therefore, does not exceed 20% of the Total Value. As a result, both of these facilities continue to be included in the Pledge Pool.

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

     Quarterly payments of principal and interest on the Bonds began in October 2001, with the final payment due in January 2017. The Bonds are non-recourse obligations and are secured by a deed of trust and a security agreement on the Mountain View Facility and Pamlico Facility, as well as an assignment to a trustee of the lease payments to be made by the State of North Carolina under each of the facility leases. The scheduled annual principal payments due on the bonds as of December 31, 2003 is as follows (in thousands):

Scheduled
Fiscal year	Principal Payments
2004	$1,185
2005	1,490
2006	1,840
2007	2,210
2008	2,700
Thereafter	46,430

$55,855

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

     The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as trustees. The Compensation Committee is responsible for making recommendations to the Board of Trustees concerning the granting of awards including determining the terms and conditions of the awards, vesting schedule, and any other restriction or limitations. Options are granted at an exercise price of the fair market value at date of grant and have a term of ten years from the date of grant. The options granted to officers and employees vest immediately as to one-fourth of the shares subject thereto, and vest as to the remaining shares ratably on the first, second and third anniversary of the grant date. The options granted to the trustees vest in full at the date of grant.

     A summary of the status of the Company’s stock option plans, including their weighted average option exercise price, as of December 31, 2003, 2002 and 2001, respectively, is presented below:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	623,100	$18.65	761,750	$18.44	757,000	$18.55
Options granted	56,000	$20.93	66,000	$18.13	71,000	$11.11
Options exercised	(368,100)	$18.65	(204,650)	$18.73	(15,000)	$11.13
Options forfeited	(12,500)	$20.00	—	—	(51,250)	$12.01

Outstanding at end of year	298,500	$18.33	623,100	$18.32	761,750	$18.44

Exercisable at end of year	233,250	$18.09	559,850	$18.65	703,000	$18.98

     Significant option groups outstanding at December 31, 2003, and related weighted average exercise price and remaining life information, are as follows:

		Exercise Price/		Exercise Price/
		Weighted Average		Weighted Average	Remaining Life
Grant Date	Outstanding	Exercise Price	Exercisable	Exercise Price	Outstanding
4/28/98	100,000	$20.00	100,000	$20.00	4.3 years
1/21/99	42,000	$17.31	42,000	$17.31	5.1 years
4/25/00	12,000	$11.19	12,000	$11.19	6.3 years
1/17/01	19,500	$11.00	12,000	$11.00	7.1 years
5/29/01	5,000	$12.62	3,750	$12.62	7.4 years
1/23/02	64,000	$18.13	39,000	$18.13	8.1 years
1/23/03	56,000	$20.93	24,500	$20.93	9.1 years

	298,500	$18.33	233,250	$18.09

     Included in the 623,100 options outstanding at December 31, 2002, were 315,600 options, which had an expiration date of April 27, 2003. These options were granted on April 28, 1998 with an exercise price of $20.00 per share. Prior to the expiration date in 2003, 310,600 of these stock options were exercised, and the Company received proceeds of $6,212,000.

     During 2003, 7,500 deferred shares were granted pursuant to a Deferred Share Long-Term Loyalty Bonus Agreement in connection with the termination of the Senior Executive Retirement Plan (see note 8). On December 31, 2003, the date of grant, these deferred shares were valued at the closing price of the Company’s common stock of $28.80 per common share, and an expense of $216,000 was recorded in general and administrative expense in the consolidated statements in the year ended December 31, 2003. The Company has reserved an additional 2,500 deferred shares for granting pursuant to the Deferred Share Long-Term Loyalty Bonus Agreement in years 2005 through 2009.

     As of December 31, 2003, the Company had options with respect to an aggregate of 151,250 common shares available for grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly. The Company’s pro forma information regarding net income and net income per share, as disclosed in Note 2, has been determined using the Black-Scholes option-pricing model based on the following assumptions:

	2003	2002	2001
Weighted average fair value of options granted	$2.81	$2.14	$0.17
Risk-free interest rate	4.00%	5.00%	5.00%
Expected life (years)	8	8	10
Expected volatility	32.2%	32.5%	21.3%
Quarterly dividend rate	7.6%	8.8%	13.2%

6.	EARNINGS PER SHARE

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Net income	$13,739	$10,128	$8,950
Weighted average shares—basic	9,048	7,188	7,140
Per share—basic	$1.52	$1.41	$1.25
Effect of dilutive stock options	96	71	24
Weighted average shares—diluted	9,144	7,259	7,164
Per share—diluted	$1.50	$1.40	$1.25

     As of December 31, 2003 and 2002, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.

     As of December 31, 2001, outstanding options to purchase 644,750 shares of the Company’s stock, with exercise prices ranging from $17.31 to $20.00 per share and expiration dates between 2003 and 2009, were not included in the computation of diluted EPS because their effect would be anti-dilutive.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The nature of the Company’s business may result in claims for damages arising from the conduct of its employees or others. In the opinion of management, there are no known pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

Lease Commitments

     The Company leases office space under a non-cancelable operating lease expiring in 2005. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $45,000, $43,000 and $42,000, respectively.

     The minimum remaining commitment under this obligation is as follows:

Year
2004	$50,000
2005	30,000

Total	$80,000

8.	SAVINGS AND RETIREMENT PLANS

     The Company has a 401(k) retirement plan (the “401(k) Plan”) covering all of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 25% of their compensation to the 401(k) Plan. The Company does not match contributions of participants, however, the Company made a discretionary contribution for the benefit of the participants of approximately $27,000 to the 401(k) Plan for year ended December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, the Company incurred administrative costs of approximately $1,800, $1,000 and $1,200 respectively, in connection with the 401(k) Plan.

     Previously, the Board of Trustees had approved and adopted a Senior Executive Retirement Plan for which the only eligible participant in the plan, up to and including December 31, 2003, was Chief Executive Officer of the Company. On December 31, 2003, the Company terminated the Senior Executive Retirement Plan and entered into a Deferred Share Long-Term Loyalty Bonus Agreement with the Chief Executive Officer of the Company. Per the Deferred Share Long-Term Loyalty Bonus Agreement, the Chief Executive Officer was granted 7,500 deferred shares on December 31, 2003 and will be granted an additional 500 deferred shares each year beginning in 2005 and ending in 2009 for a total of 10,000 deferred shares. Distributions will be paid on the outstanding deferred shares equal to any dividends paid on the common shares outstanding.

     The Chief Executive Officer will become vested in all of the deferred shares granted to him as of the earliest to occur (i) April 30, 2009, provided he is still an employed by the Company on that date or (ii) any date on or after April 30, 2007 on which his employment with the Company is terminated for any reason other than his resignation or by the Company for cause. Any deferred shares that have not vested to him at the time his employment with the Company is terminated shall be forfeited immediately upon such termination of employment. On December 31, 2003, the date of grant, the 7,500 deferred shares were valued at the closing price of the Company’s common stock of $28.80 per common share, and an expense of $216,000 was recorded in general and administrative expense in the consolidated statements in the year ended December 31, 2003. The Company will record as additional expense the value of the additional 500 deferred shares granted each year in 2005 through 2009.

     The Senior Executive Retirement Plan was a defined benefit plan and, subject to certain maximum and minimum provisions, was to base pension benefits on a percentage of the employee’s final average annual salary, not including bonus (earned during the employee’s last five years of credited service) times the employee’s years of credited service. Benefits under the plan were to be offset by social security benefits. The plan was never funded. The assumptions for the discount rate and average increase in compensation used in determining the pension expense were 6% and 8%, respectively. In connection with the termination of the Senior Executive Retirement Plan, the Company recorded a gain on pension expense of $260,000 for the year ended December 31, 2003. For the years ended December 31, 2003, 2002 and 2001, the Company recorded pension expense of approximately $85,000, $75,000 and $100,000, respectively.

9.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

		As of or for the period ended:
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2003
Real estate properties, net	$244,447	$263,930	$262,035	$260,141
Total assets	260,053	279,555	277,790	274,628
Revenue	7,596	7,897	8,339	8,585
Net income	2,628	2,827	3,432	4,852
Net income per share, diluted	0.35	0.37	0.33	0.44
Cash distribution per share	0.40	0.42	0.45	0.45

2002
Real estate properties, net	$251,579	$249,860	$248,171	$246,229
Total assets	268,675	268,140	267,850	262,589
Revenue	7,508	7,551	7,575	7,570
Net income	2,448	2,542	2,665	2,473
Net income per share, diluted	0.34	0.35	0.37	0.34
Cash distribution per share	0.40	0.40	0.40	0.40

PART III

     The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is set forth in our definitive Proxy Statement relating to our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:

     Correctional Properties Trust Consolidated Financial Statements

     Report of Independent Certified Public Accountants – Ernst & Young LLP

     Report of Independent Certified Public Accountants – Arthur Andersen LLP

     Consolidated Balance Sheets at December 31, 2003 and December 31, 2002

     Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders’ Equity for years ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements.

     (2) The following financial statement schedules are filed as part of this Form 10-K:

     Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2003

     (3) See Exhibit Index included elsewhere herein.

(b) Reports on Form 8-K:

     (1) We filed a Form 8-K on October 22, 2003 in connection with the release of our earnings for the quarter ended September 30, 2003.

     (2) We filed a Form 8-K dated November 25, 2003 on December 5, 2003 in connection with the completion of our Amended and Restated
           Credit Agreement initially consisting of a $95 million secured revolving credit facility.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2004	CORRECTIONAL PROPERTIES TRUST (Registrant)
	By:	/s/ Charles R. Jones
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

Signature	Title	Date
/s/ Robert R. Veach, Jr. Robert R. Veach, Jr.	Chairman of the Board	March 12, 2004
/s/ Richard R. Wackenhut Richard R. Wackenhut	Vice-Chairman of the Board	March 12, 2004
/s/ George R. Wackenhut George R. Wackenhut	Trustee	March 12, 2004
/s/ Anthony P. Travisono Anthony P. Travisono	Trustee	March 12, 2004
/s/ Clarence E. Anthony Clarence E. Anthony	Trustee	March 12, 2004
/s/ James D. Motta James D. Motta	Trustee	March 12, 2004
/s/ William M. Murphy William M. Murphy	Trustee	March 12, 2004
/s/ David J. Obernesser David J. Obernesser	Vice President, Chief Financial Officer, Secretary, Treasurer and Chief Accounting Officer	March 12, 2004

Correctional Properties Trust
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003
(dollars in thousands)

						Costs Capitalized		Gross Amount Carried at
						Subsequent to		Close of Period
				Initial Cost to Company		Acquisition		12/31/2003
												Date of
			Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
	Description	Location	at 12/31/2003	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Lives
1	Aurora Facility	Aurora, CO	(1)	$669	$7,160	$—	$—	$669	$7,160	$7,829	$(1,018)	1987	4/28/1998	40

2	McFarland Facility	McFarland, CA	(1)	333	6,687	—	—	333	6,687	7,020	(949)	1988	4/28/1998	40

3	Queens Facility	New York, NY	—	1,436	13,296	—	—	1,436	13,296	14,732	(1,887)	1997	4/28/1998	40

4	Central Valley Facility	McFarland, CA	(1)	526	17,066	—	—	526	17,066	17,592	(2,421)	1997	4/28/1998	40

5	Golden State Facility	McFarland, CA	(1)	956	16,599	—	—	956	16,599	17,555	(2,355)	1997	4/28/1998	40

6	Desert View Facility	Adelanto, CA	(1)	452	16,413	—	—	452	16,413	16,865	(2,329)	1997	4/28/1998	40

7	Broward County	Broward
	Facility	County, FL	(1)	3,192	11,935	—	—	3,192	11,935	15,127	(1,694)	1998	4/28/1998	40

8	Karnes Facility	Karnes County, TX	(1)	500	15,820	—	—	500	15,820	16,320	(2,245)	1996	4/28/1998	40

9	Lawton Facility	Lawton, OK	(1)	371	45,389	—	—	371	45,389	45,760	(5,631)	1999	1/15/1999	40

10	Hobbs Facility	Hobbs, NM	(1)	—	48,389	—	—	—	48,389	48,389	(6,121)	1998	(3)	40

11	Jena Facility	Jena, LA	(1)	55	15,196	—	—	55	15,196	15,251	(1,513)	1999	1/7/2000	40

12	Mountain View Facility	Spruce Pine, NC	(2)	303	24,915	—	—	303	24,915	25,218	(2,512)	1998	3/16/2001	28

13	Pamlico Facility	Bayboro, NC	(2)	364	23,968	—	—	364	23,968	24,332	(2,218)	1998	6/28/2001	27

14	Delaney Hall Facility	Newark, NJ	(1)	3,453	17,855	—	—	3,453	17,855	21,308	(264)	2000	5/29/2003	40

				$12,610	$280,688	$—	$—	$12,610	$280,688	$293,298	$(33,157)

(1)	This facility is held as security for the Bank Credit Facility, which had an outstanding balance of $3,800,000 at December 31, 2003.

(2)	This facility is held as security for the Bonds, which had an outstanding balance of $55,855,000 at December 31, 2003.

(3)	In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

A summary of activity of real estate and accumulated depreciation is as follows: (Dollars in Thousands)

	For the years ended December 31,
Real Estate	2003	2002	2001
Balance at beginning of period	$271,990	$271,990	$222,440

Additions during period:

Acquisitions	21,308	—	49,550

Improvements	—	—	—

Other	—	—	—

Deductions during the period:

Cost of real estate sold	—	—	—

Other	—	—	—

Balance at close of period	$293,298	$271,990	$271,990

	For the years ended December 31,
Accumulated Depreciation	2003	2002	2001
Balance at beginning of period	$(25,761)	$(18,628)	$(12,116)

Additions during period:

Depreciation	(7,396)	(7,133)	(6,512)

Other	—	—	—

Deductions during the period:

Real estate sold	—	—	—

Other	—	—	—

Balance at close of period	$(33,157)	$(25,761)	$(18,628)

INDEX TO EXHIBITS

Number	Description of Exhibits
3.1	Articles of Amendment and Restatement of Declaration of Trust of Correctional Properties Trust (1)

3.2	Amended and Restated Bylaws of Correctional Properties Trust (2)

3.3	Specimen of certificate representing the Common Shares (3)

4.1	Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of Correctional Properties Trust (included as Exhibits 3.1 and 3.2 hereof)

10.1	Agreement of Limited Partnership of Correctional Properties Trust Operating Limited Partnership L.P. (3)

10.2	Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.3	Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.4	Form of Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.5	Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.6	Form of Trustee and Officer Indemnification Agreement between Correctional Properties Trust and its trustees and officers (3)

10.7	Correctional Properties Trust 1998 Employee Share Incentive Plan (4)+

10.8	Correctional Properties Trust 1998 Non-Employee Trustees’ Share Option Plan (4)+

10.9	Correctional Properties Trust 2000 Stock Option Plan (6)+

10.10	Correctional Properties Trust 2002 Stock Option Plan (11)+

10.11	Agreement of Sale and Purchase dated October 30, 1998 between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.12	Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership, L.P., Correctional Properties Trust, NationsBank, N.A., NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time (5)

10.12(a)	Amendment Agreement No. 1 to Credit Agreement, dated March 10, 2000, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (8)

10.12(b)	Amendment Agreement No. 2 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

Number	Description of Exhibits

10.12(c)	Amendment Agreement No. 3 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

10.12(d)	Amendment Agreement No. 4 to Credit Agreement, dated June 28, 2001, by and among CPT Operating Partnership, L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (10)

10.12(e)	Amendment Agreement No. 5 to Credit Agreement dated April 10, 2003 by and among CPT Operating Partnership L.P., Correctional Properties Trust and Bank of America, N.A. as Agent for the lenders(12).

10.12(f)	Amended and Restated Credit Agreement dated as of November 25, 2003 by and among CPT Operating Partnership L.P., Correctional Properties Trust, Bank of America, N.A., as Administrative Agent(13).

10.13	Agreement of Sale and Purchase dated January 15, 1999 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.14	Agreement of Sale and Purchase dated January 7, 2000 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.15	The Agreement of Sale dated March 1, 2001 (Mountain View Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership, L.P., a Delaware limited partnership (9)

10.16	The Agreement of Sale dated March 10, 2001 (Pamlico Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership, L.P., a Delaware limited partnership (10)

10.17	Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003(12).

10.18	Master Agreement to Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003(12).

10.19	Senior Executive Retirement Plan Termination Agreement (2).

10.20	Deferred Share Long-Term Loyalty Bonus Agreement (2).

21.1	List of Subsidiaries of Correctional Properties Trust (4)

23.1	Consent of Ernst & Young LLP (2)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2).

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2)	Filed herewith this Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4)	Incorporated by reference to Amendment No. 2 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on April 8, 1998.

(5)	Incorporated by reference to exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 1998 filed with the Commission on November 16, 1998.

(6)	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the Commission on March 30, 2000.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 31, 2000.

(8)	Incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on April 2, 2001.

(10)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on July 13, 2001.

(11)	Incorporated by reference to Appendix 2 to Registrant’s Definitive Proxy Statement filed with the Commission on March 14, 2002.

(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on July 15, 2003.

(13)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on December 5, 2003.