Form 10-Q
period 2004-03-31
CORRECTIONAL PROPERTIES TRUST
filed 2004-05-10
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

10,977,750
(Outstanding shares of the issuer’s common shares,
$0.001 par value per share, as of May 7, 2004)

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

PART I — FINANCIAL INFORMATION

Item I — Financial Statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003
(Amounts in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Real estate properties, at cost
Correctional and detention facilities	$293,298	$293,298
Less — accumulated depreciation	(35,052)	(33,157)

Net real estate properties	258,246	260,141
Cash and cash equivalents	494	668
Restricted cash	7,185	7,166
Deferred financing costs, net	2,769	2,955
Other assets	3,741	3,698

Total assets	$272,435	$274,628

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$2,204	$2,225
Deferred revenue	2,025	—
Bonds payable	55,580	55,855
Revolving line of credit	200	3,800

Total liabilities	60,009	61,880

Commitments and contingencies
Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; None outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 10,977,750 and 10,967,750 shares issued and outstanding	11	11
Capital in excess of par value	220,426	220,268
Distributions in excess of accumulated earnings	(7,963)	(7,531)
Unearned compensation	(48)	—

Total shareholders’ equity	212,426	212,748

Total liabilities and shareholders’ equity	$272,435	$274,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
For The Three Months Ended March 31, 2004 and 2003
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	March 31,
	2004	2003
Revenues
Rental	$8,357	$7,570
Interest	15	26

	8,372	7,596

Expenses
Depreciation	1,895	1,783
General and administrative	664	459
Interest	1,302	2,726

	3,861	4,968

Net income	$4,511	$2,628

Net income per common share and common share equivalents:
Basic	$0.41	$0.36

Diluted	$0.41	$0.35

Weighted average number of common shares outstanding and common share equivalents outstanding:
Basic	10,973	7,397

Diluted	11,092	7,477

Distributions declared per common share outstanding (note 7)	$0.45	$0.40

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	March 31,	March 31,
	2004	2003
Cash flows from operating activities
Net income	$4,511	$2,628
Adjustments to net income:
Depreciation of real estate assets	1,895	1,783
Amortization of deferred financing costs	195	209
Stock based compensation	10	—
Changes in operating assets and liabilities:
Other assets	(43)	(96)
Accounts payable and accrued expenses	(4)	(1)
Deferred revenue	2,025	1,976

Net cash provided by operating activities	8,589	6,499

Cash flows from financing activities
Dividends paid	(4,943)	(2,955)
Proceeds from exercise of stock options	83	2,026
Net repayments under revolving line of credit	(3,600)	(6,000)
Repayments of bonds payable	(275)	(210)
Restricted cash	(19)	3
Deferred financing costs	(9)	—

Net cash used in financing activities	(8,763)	(7,136)

Net decrease in cash and cash equivalents	(174)	(637)
Cash and cash equivalents, beginning of year	668	4,333

Cash and cash equivalents, end of quarter	$494	$3,696

Supplemental disclosure:
Cash paid for interest	$1,134	$2,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1. General

     The consolidated financial statements of Correctional Properties Trust (the “Company”) include all the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The accompanying interim consolidated financial statements are unaudited. However, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for this interim period have been included. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

2. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN No. 46 was amended in December 2003, and is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first quarter ended March 31, 2004. There was no impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of FIN No. 46.

3. Amended Bank Credit Facility

     The Company currently has an Amended and Restated Credit Agreement (the “Amended Bank Credit Facility”) consisting of a $95 million secured revolving credit facility. The proceeds of the Amended Bank Credit Facility, which has a term of thirty-six (36) months and matures on November 24, 2006, may be used to finance the construction and acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The Amended Bank Credit Facility includes a swingline component and provisions to increase the Amended Bank Credit Facility up to a total of $200 million by increasing the revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and closing.

     The Amended Bank Credit Facility is secured by the Company’s facilities other than the Queens Facility and the North Carolina Facilities, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company’s facilities or the aggregate of the appraised value of such facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined in the Amended Bank Credit Facility) or 95% of Funds from Operations plus, in either case, 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of March 31, 2004, the Company has no interest rate swap agreements in effect. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.

     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus one-half of one percent (0.5%) and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points dependent upon the ratio of Consolidated Total Liabilities to Consolidated Total Assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points dependent upon the ratio of Consolidated Total Liabilities to Consolidated Total Assets. The interest period on Eurodollar Rate Loans is based on interest periods of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0% and 2.75% at March 31, 2004, respectively. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution.

     As of March 31, 2004, $0.2 million was drawn on the $95 million Amended Bank Credit Facility. As of March 31, 2004, the Company had $94.8 million available borrowing capacity under its Amended Bank Credit Facility, including $7.3 million which is currently available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.

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

     The Geo Group, Inc., a company to which the Company leases a significant number of its facilities, does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility and the McFarland Facility. However, the Geo Group, Inc. continues to make rental payments to the Company as required under the terms of the non-cancelable leases. The appraised value of these two facilities is approximately ten percent of the Total Value, and therefore, does not exceed 20% of the Total Value. As a result, both of these facilities continue to be included in the Pledge Pool.

4. Comprehensive Income (Loss)

     The components of the Company’s comprehensive income are as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$4,511	$2,628
Unrealized loss on derivative instruments	—	(55)
Losses reclassified into earnings from other comprehensive loss	—	824

Comprehensive income	$4,511	$3,397

5. Earnings Per Share

     The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$4,511	$2,628

Weighted average shares — basic	10,973	7,397

Per share — Basic	$0.41	$0.36

Effect of dilutive equity instruments	119	80

Weighted average shares — diluted	11,092	7,477

Per share — Diluted	$0.41	$0.35

     As of March 31, 2004 and 2003, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.

6. Employee Stock-Based Compensation Plans

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

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Net income, as reported	$4,511	$2,628
Add: stock-based compensation expense included in net income as reported	—	—
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(14)	(82)

Pro forma net income	$4,497	$2,546

Net income per share
Basic, as reported	$0.41	$0.36
Basic, pro forma	$0.41	$0.34

Diluted, as reported	$0.41	$0.35
Diluted, pro forma	$0.41	$0.34

7. Distributions Declared Per Share

     Distributions are generally declared a quarter in arrears. Distributions declared per share for the three months ended March 31, 2004 and 2003 represent the fourth quarter distribution for 2003 and 2002, respectively.

8. Subsequent Events

     On April 29, 2004, the Board of Trustees declared a distribution of $0.45 per share for the quarter ended March 31, 2004, to shareholders of record on May 14, 2004. The distribution will be paid on June 1, 2004 and represents a distribution for the period from January 1, 2004 through March 31, 2004.

Item 2.— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto, which are included elsewhere in this report.

Overview

     We were formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and governmental entities and leasing these facilities to experienced correctional and detention facility operators or the governmental entities under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). Except where the context otherwise requires, the terms “we,” “us,” or “our” refer to the business of Correctional Properties Trust and its consolidated subsidiaries.

     Our principal business strategy is to finance and acquire correctional and detention facilities that meet our investment criteria, from private prison managers, developers and government entities, to expand our existing facilities, and to lease all of these facilities under long-term triple-net leases to qualified third-party operators. With the exception of our Mountain View Facility in Spruce Pine, North Carolina and our Pamlico Facility in Bayboro, North Carolina which facilities are leased to and operated by the State of North Carolina, our remaining facilities are privately managed facilities that are leased to and operated by The Geo Group, Inc., or The Geo Group, or Community Educations Center, Inc., or CEC. We lease eleven of our facilities to The Geo Group or its subsidiary and one of our facilities to CEC.

     Substantially all of our revenues are derived from: (i) rents received under triple-net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases:

•	The Geo Group. The base rent for the first year of each facility leased to The Geo Group before January 1, 2000 was equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of March 31, 2004, is approximately 4.50 years.

•	State of North Carolina Leases. In the year we acquired the Pamlico Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in August 1998), the base rent was equal to $2,858,754 or 11.9% of the facility purchase price. In the year we acquired the Mountain View Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in December 1998), the base rent was equal to $2,965,900 or 11.9% of the facility purchase price. In both cases, following the first year and continuing during the term of the leases and any renewal terms, base rent will increase by the greater of 3.5%, or the percentage of increase, if any, in the CPI, with a maximum annual increase of 4.0%.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent rate is $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent will increase by 3.0% annually on each anniversary.

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

     We intend to make distributions to our shareholders in amounts not less than the amounts required to maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code.

     Our operating cash flows are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of The Geo Group and our other tenants. Any of the following could have a material adverse impact on our cash flows and earnings:

•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The Geo Group and CEC. Only a governmental agency that has contracted with The Geo Group and CEC may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated and the operating agreement for the McFarland Facility has expired. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The Geo Group’s or CEC’s financial condition and their respective ability to make lease payments to us.

•	The Geo Group, the State of North Carolina and CEC are the only parties with whom we have entered into lease agreements. Accordingly, these parties account for 100% of our lease agreement revenue and the failure of any one of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The Geo Group is either the lessee or sublessee of 11 of the 14 facilities we own. Approximately 72% of our revenue, and our ability to make distributions to our shareholders, will depend solely upon The Geo Group making rent payments and satisfying its obligations to us. Any failure or delay by The Geo Group in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows and earnings and our ability to make anticipated distributions. Eight of our leases with The Geo Group expire during April 2008. To the extent these leases are not renewed by The Geo Group or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders would be adversely affected.

•	The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year after those dates, the State of North Carolina has an option to purchase the Mountain View Facility and/or the Pamlico Facility for a predetermined declining amount. If the State of North Carolina were to elect to exercise its option to acquire the Mountain View Facility and/or the Pamlico Facility, we would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because we would no longer receive the monthly rental income once a facility is sold.

     Our operating cash flows are also negatively impacted by increases in general and administrative expenses, including increases in salaries and benefits for our employees and officers, increases in professional fees including legal and accounting associated with maintaining compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other regulatory requirements and increases in costs for both liability insurance and directors and officers insurance.

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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related notes. In preparing these financial statements, we have made our best estimates and assumptions that affect the reported assets and liabilities. We believe our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, and the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2003.

     Revenue Recognition

     Lease revenue is recognized on a straight-line basis over the lease term including the impact of scheduled rent increases which are determinable in amount at the inception of the lease. Any increases in lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. Scheduled rent increases which are not determinable at lease inception are dependent upon increases in the CPI.

     Depreciation of Real Estate

     Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The purchase price of properties is allocated to tangible and intangible assets based on their respective values in accordance with Statement of Financial Accounting (“SFAS”) No. 141, “Business Combinations”, which was effective July 1, 2001. The tangible cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon the relative fair value of each component at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. The intangible costs of real estate properties are allocated to above or below market in-place leases and other lease origination costs. These intangible costs are amortized over the remaining term of the corresponding leases. We are required to make subjective evaluations of the estimated useful lives of our properties, which directly impact our net income.

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

     Stock Options

     We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for our employee stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for our stock-based compensation plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, our net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans” and Note 5 “Share Option and Incentive Plans” in the notes to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2003 along with Note 6 “Employee Stock-Based Compensation Plans” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended March 31, 2004.

Three Months ended March 31, 2004 vs. Three Months ended March 31, 2003

     For the three months ended March 31, 2004, rental revenues increased to $8,357,000 from $7,570,000 for the three months ended March 31, 2003. The 10% increase in rental revenues resulted primarily from the acquisition of Delaney Hall on May 29, 2003, which increased rental revenue by $0.7 million. The balance of the increase was primarily due to rent escalations, based on the CPI, on some of the facilities of approximately $0.1 million.

     Depreciation for the three months ended March 31, 2004 increased to $1,895,000 from $1,783,000 for the three months ended March 31, 2003. Depreciation associated with the Delaney Hall Facility resulted in the 6% increase in depreciation from 2003 to 2004.

     General and administrative expenses for the three months ended March 31, 2004 increased 45% to $664,000 from $459,000 for the three months ended March 31, 2003. The increase in general and administrative expenses was primarily due to increases in salaries and benefits of $38,000, insurance of $36,000, professional fees of $81,000 and Board of Trustee fees of $72,000.

     Interest expense decreased to $1,302,000 for the three months ended March 31, 2004 from $2,726,000 for the three months ended March 31, 2003. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the paying down of the outstanding balance in July 2003 using the net proceeds from a secondary public offering in July 2003 of 3,250,000 of our common shares at $25.50 per share under our shelf registration statement.

Liquidity and Capital Resources

     Our short-term liquidity requirements normally consist primarily of funds necessary to pay for general and administrative expenses (including payroll and costs of legal, accounting and other professionals), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space, and quarterly dividends and other distribution paid to our common shareholders. As a REIT, we are required to distribute at least 90% of our taxable income to holders of our common shares on an annual basis. Therefore, as a general matter, it is unlikely that we will retain any substantial cash balances that could be used to meet our liquidity needs. Instead, we expect to meet our short-term liquidity requirements generally through our working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT. All facilities owned by us are leased under triple-net leases, which require the lessees to pay substantially all expenses associated with the operation of these facilities. As a result of these arrangements, we do not believe we will be responsible for any major expenses in connection with the facilities during the terms of the leases.

     We currently have an amended bank credit facility consisting of a $95 million secured revolving credit facility. The proceeds of the amended bank credit facility may be used to finance the construction and the acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The amended bank credit facility includes a swing line component and provisions to increase the amended bank credit facility up to a total of $200 million by increasing the revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and other specified closing conditions.

     The amended bank credit facility is secured by our facilities, other than the Queens Facility and the North Carolina facilities, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of March 31, 2004, the Company has no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at March 31, 2004.

     Borrowings under the amended bank credit facility bear interest at either a base rate or eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 0.5% and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The eurodollar rate is equal to LIBOR plus the eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on eurodollar rate loans is based on interest periods of one, two, three, six or nine months at our option. The applicable margins for base rate loans and eurodollar rate loans described above were 0% and 2.75% at March 31, 2004, respectively. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of March 31, 2004, the amount of outstanding indebtedness under the amended bank credit facility was $0.2 million. As of March 31, 2004, we had $94.8 million available borrowing capacity, including $7.3 million, which is currently available to be drawn on the swing line component for general working capital requirements.

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

     Our long-term liquidity requirements consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures, significant non-recurring capital expenditures that may need to be made periodically at our properties if the properties are not subject to a lease agreement, and the costs associated with acquisitions of properties. Historically, we have satisfied these long-term liquidity requirements through what we believe to be the most advantageous source of capital available at the time, which has included borrowing under our amended bank credit facility and by issuing equity or debt securities in public or private transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs. We anticipate that we will be able to obtain financing for our long-term capital needs. However, we cannot assure you that this additional financing or capital will be available on terms acceptable to us. We may, under some circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code. Our ability to incur additional debt may be affected by a number of factors, including the terms and conditions of our facility leases, the underlying operating and management services agreement between the governmental entities and our lessees, our degree of leverage, the appraised value of our properties, the value of our unencumbered assets, and borrowing restrictions imposed by existing lenders.

     On June 12, 2002, we filed a “universal shelf” registration statement on Form S-3 with the Securities and Exchange Commission, under Rule 415 under the Securities Act of 1933, as amended, which is now effective. We may, from time to time, offer our common shares, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing. These securities may only be offered in amounts, at prices and on terms to be set forth in the prospectus contained in the registration statement, and in one or more supplements to the prospectus. The registration statement is intended to provide us flexibility to raise up to $250 million from the offering of these securities, subject to market conditions and capital needs. We currently have approximately $167 million available for issuance under the shelf registration statement. Net proceeds from the offering may be used by us to acquire correctional properties, repay outstanding debt, and for general working capital purposes.

     The Bonds issued by a wholly-owned subsidiary of ours in 2001 to acquire the Pamlico Facility and refinance the Mountain View Facility require quarterly payments of principal and interest. The total quarterly principal payments due in 2004 on the Bonds are $1,185,000. As of March 31, 2004, $55,580,000 in principal amount of Bonds remained outstanding.

Inflation Considerations

     Most of our leases contain provisions designed to partially mitigate the adverse impact of inflation and are indexed in some manner to the CPI. Our leases require the tenant to pay all operating expenses, including maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

Funds from Operations

     We believe Funds from Operations, or FFO, is helpful to investors as a measure of the performance of an equity REIT. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions

     We compute FFO in accordance with the current standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.

     We believe that in order to facilitate a clear understanding of our consolidated operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements

     The following tables present our Funds from Operations for the three months ended March 31, 2004 and March 31, 2003 (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net income	$4,511	$2,628
Plus real estate depreciation	1,895	1,783

Funds from Operations	$6,406	$4,411

The Owned Facilities

     The fourteen facilities owned by us at March 31, 2004 were purchased for an aggregate cash purchase price of approximately $293 million. We lease eleven of these facilities to The Geo Group or its subsidiary, two of these facilities to the State of North Carolina, and one of these facilities to CEC. These fourteen facilities are located in ten states and have an aggregate design capacity of 8,008 beds. The following table sets forth certain information with respect to these facilities as of March 31, 2004.

						Design			Expiration
						Capacity			of	Operating
	Date Facility was					and		Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)		Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:

Aurora Processing Center, or the Aurora Facility, Aurora, CO	April 1998	April 2008	BICE Processing Center	BICE(4)	Minimum/ Medium	300/111%		May 1987	September 2004	Three Six- Month

McFarland Community Correctional Facility, or the McFarland Center Facility, McFarland, CA	April 1998	April 2008	Pre-Release	None	Minimum/ Medium	224/0%		February 1998	None (6)	—

Queens Private Correctional Facility, or the Queens Facility, New York, NY	April 1998	April 2008	BICE Detention Facility	BICE(7)(4)	Minimum/ Medium	200/78%		March 1997	March 2005	Two One- Year

Central Valley Community Correctional Facility, or the Central Valley Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC(5)	Minimum/ Medium	550/94%		December 1997	December 2007	—

Golden State Community Correctional Facility, or the Golden State Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/93%		December 1997	December 2007	—

Desert View Community Correctional Facility, or the Desert View Facility, Adelanto, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/100%		December 1997	December 2007	—

Broward County Work Release Center, or the Broward County Facility, Broward County,FL	April 1998	April 2008	BICE and Work Release Center	Broward County and BSO(8) and BICE(9)	Non- Secured	300/70	%(8)	February 1998	September 2004 (8)(9)	(9)

Karnes County Correctional Center, or the Karnes Facility, Karnes County, TX	April 1998	April 2008	Adult Correctional Facility	Karnes County	Multi- Security	480/105%		January 1996	2026	Varies

Lawton Correctional Facility, or the Lawton Facility, Lawton, OK	January 1999	January 2009	Prison	ODOC(10)	Medium	1,500/102%		December 1999	June 2004	Four One- Year

						Design		Expiration
						Capacity		of	Operating
	Date Facility was					and	Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
Lea County Correctional Facility, or the Hobbs Facility, Hobbs, NM	October1998 (11)	January 2009	State Prison	Lea County	Multi- Security	1,200/105%	May 1998	June 2004	Annual

Jena Juvenile Justice Center, or the Jena Facility, Jena, LA	January 2000	January 2010	Juvenile Correctional Facility	None	Multi- Security	276/0%	June 1999	None (15)	None

NORTH CAROLINA FACILITIES:

Mountain View Correctional Facility, or the Mountain View Facility, Spruce Pine, NC	March 2001	November 2008 (12)	State Prison	(13)	Medium	576	December 1998	(13)	(13)

Pamlico Correctional Facility, or the Pamlico Facility, Bayboro, NC	June 2001	August 2008 (12)	State Prison	(13)	Medium	576	August 1998	(13)	(13)

FACILITY LEASED TO CEC:

Delaney Hall Newark, NJ	May 2003	May 2013	Adult Correctional Facility	(14)	Minimum	726/ 99%	March 2000	(14)	(14)

Total Facilities						8,008

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriately designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates, each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of March 31, 2004. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to us.

(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting governmental entities on the The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	The State of California Department of Corrections.

(6)	The Geo Group’s correctional facility operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, expired on December 31, 2003. The Geo Group is continuing its efforts to offer the McFarland Facility to incarcerate inmates from agencies of federal and/or state governments. However, we cannot assure you that a new operating contract will be entered into on the facility. The non-cancelable McFarland Facility lease between us and The Geo Group, which expires in April 2008, requires fixed rental payments to us regardless of whether or not The Geo Group has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $759,000.

(7)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(8)	The Broward County Sheriff’s Office, or the BSO. Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2004, the BSO will utilize between 50-60 beds.

(9)	BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The contract is a five-year contract with a one-year base period beginning October 1, 2003, with four one-year options.

(10)	State of Oklahoma Department of Corrections.

(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12)	The State of North Carolina has the option to acquire the Mountain View Facility in December 2004 for approximately $26.2 million and the Pamlico Facility in August 2004 for approximately $25.2 million. At the end of each lease year after those dates, the State of North Carolina has an option to purchase the Mountain View and/or the Pamlico Facility for a predetermined declining amount. If the State of North Carolina were to elect to exercise its option to acquire the Mountain View Facility and/or the Pamlico Facility, we would be obligated to redeem all or a portion of the Bonds issued by our subsidiary using net proceeds from the facility or facilities sale and a contingent reserve fund of $5.8 million held by the Trustee under the Trust Indenture governing the Bonds. In addition, we would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because we would no longer receive the monthly rental income once a facility is sold. As part of the 2003 Budget Act, the North Carolina General Assembly authorized the acquisition of either or both of the Pamlico and Mountain View facilities under the options contained in their respective leases. However, no funds were appropriated with respect to the exercise of either option, and the issuance of any financing contracts is subject to the approval of both the State Treasurer and the Council of State. In addition, the State can terminate the leases at the end of any term or renewal term by giving us at least 180 days’ advance written notice.

(13)	The facility is leased to the State of North Carolina and operated by the North Carolina Department of Corrections.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires June 30, 2006; (2) Union County, New Jersey, which expired on December 31, 2003; and (3) Essex County, New Jersey, which expires September 30, 2004. In connection with the Union County correctional services agreement contract, CEC continues to provide services as specified in the contract and expects an extension or a new contract to be approved including terms comparable to those in the expired contract. On May 7, 2004, Union County housed 196 inmates in Delaney Hall.

(15)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps (which we do not anticipate), (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we enter into interest rate swaps and seek long term financing. As of March 31, 2004, we had no interest rate swap agreements in effect.

     As of March 31, 2004, $200,000 had been drawn on the amended bank credit facility at an average rate of 4.00% based upon the base rate under the amended bank credit facility. No indebtedness under the amended bank credit facility greater than 90 days in duration existed as of March 31, 2004. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2004 would result in an increase in interest expense for fiscal year 2004 of approximately $2,000.

     The Bonds outstanding at March 31, 2004 of $55,580,000 under the Trust Indenture are non-recourse to us and non-recourse to our subsidiary, which is the obligor under the Bonds, and non-recourse to the subsidiary’s sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

Item 4. Controls and Procedures.

     (a) As of March 31, 2004, our principal executive officer and principal financial officer evaluated our controls and procedures related to our reporting and disclosure obligations. These officers have concluded that, based on their evaluation, these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), are effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

     (b) There have been no significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of conducting our business, we may become involved in various legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us.

     Except for any routine litigation incidental to our business that may arise from time to time, we are not aware of any pending material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject. Subject to specified exceptions appearing in the applicable leases, each of The Geo Group and CEC has agreed to indemnify us for incidents that arise from operation of facilities leased to them. The State of North Carolina is not required to indemnify us for claims made against it on account of ownership of the two facilities leased to the State of North Carolina. North Carolina is, however, required by its leases to carry liability insurance for our benefit against liabilities associated with or arising out of accidents or disasters at the facilities in the coverage amounts equal to $1,000,000 per occurrence and $10,000,000 in the aggregate. To the extent any claim is not covered by North Carolina’s insurance, or ours, or exceeds the amount of the coverage, we may be liable which could have a material adverse effect on our operations, financial position or our future business operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Under our Articles of Amendment and Restatement of Declaration of Trust, in order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding common shares may be owned, actually or constructively, under the applicable attribution rules of the Internal Revenue Code, or the Code, by five or fewer individuals, as defined in the Code, at any time during the last half of any taxable year. Furthermore, under our Declaration of Trust, in order to protect us against the risk of losing REIT status due to the concentration of ownership among our shareholders, our Declaration of Trust limits direct, indirect or constructive ownership, taking into account applicable indirect and constructive ownership provisions of the Code, of more than 9.8% of any class or series of our common shares or our preferred shares, by any person, subject to certain limited exceptions. We refer to this limitation as the Ownership Limit.

     Our Board of Trustees is permitted, by a two-thirds vote, to waive the Ownership Limit with respect to a particular shareholder if it is satisfied, based upon the advice of tax counsel and other terms and conditions the Board of Trustees deems necessary or advisable, that ownership by such shareholder in excess of the Ownership Limit would not jeopardize our status as a REIT and the Board of Trustees otherwise decides such action would be in our best interests.

     In March 2004, at the request of a group of affiliated institutional shareholders, our Board of Trustees granted an exemption to the Ownership Limit with respect to our outstanding common shares, allowing these shareholders to purchase, in the aggregate, up to but not in excess of 15% of the outstanding common shares of the Company. This ownership exemption is subject to review by our Board of Trustees on an annual basis or more frequently as necessary and may, subject to written notice, be withdrawn by the Board of Trustees on a prospective basis, in the event the Board of Trustees believes such action is in our best interest or is necessary to maintain our continuing qualification as a REIT. However, any such withdrawal of the exemption granted will not require any sale or transfer of common shares previously acquired in reliance on the exemption. The ownership exemption is also conditioned upon specified representations made by and specified agreements entered into with the institutional shareholders regarding levels of ownership of our outstanding common shares. The ownership exemption provides no individual institutional shareholder which owns, individually, more than 9.8% of our outstanding common shares shall be permitted to acquire or own, individually, more than 3.0% of The Geo Group, Inc. This is the only ownership exemption that the Board of Trustees has granted.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description of Exhibits
3.1	Articles of Amendment and Restatement of Declaration of Trust of Correctional Properties Trust (1)

3.2	Amended and Restated Bylaws of Correctional Properties Trust (2)

3.3	Specimen of certificate representing the Common Shares (3)

4.1	Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of Correctional Properties Trust (included as Exhibits 3.1 and 3.2 hereof)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4).

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4).

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4).

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4).

(1)	Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Company’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.

(b) Reports on Form 8-K:

     (1) We furnished a Form 8-K on February 12, 2004 in connection with the release of our earnings for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST

/s/ David J. Obernesser

David J. Obernesser
Vice President, Chief Financial Officer, Treasurer & Secretary
Date: May 10, 2004