Form 10-Q
period 2004-06-30
CORRECTIONAL PROPERTIES TRUST
filed 2004-08-09
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2004
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

10,983,750
(Outstanding shares of the issuer’s common shares,
$0.001 par value per share, as of August 6, 2004)

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I - FINANCIAL INFORMATION

Item I - Financial Statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003
(Amounts in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Real estate properties, at cost
Correctional and detention facilities	$293,298	$293,298
Less - accumulated depreciation	(36,946)	(33,157)

Net real estate properties	256,352	260,141
Cash and cash equivalents	1,299	668
Restricted cash	7,185	7,166
Deferred financing costs, net	2,575	2,955
Other assets	4,098	3,698

Total assets	$271,509	$274,628

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,988	$2,225
Deferred revenue	2,056	—
Bonds payable	55,285	55,855
Revolving line of credit	—	3,800

Total liabilities	59,329	61,880

Commitments and contingencies
Shareholders’ equity
Preferred shares, $.001 par value;
50,000,000 shares authorized;
None outstanding	—	—
Common shares, $.001 par value;
150,000,000 shares authorized;
10,983,750 and 10,967,750 shares issued and outstanding	11	11
Capital in excess of par value	220,530	220,268
Distributions in excess of accumulated earnings	(8,322)	(7,531)
Unearned compensation	(39)	—

Total shareholders’ equity	212,180	212,748

Total liabilities and shareholders’ equity	$271,509	$274,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
For The Three Months Ended June 30, 2004 and 2003
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2004	2003
Revenues
Rental	$8,430	$7,865
Interest	15	32

	8,445	7,897

Expenses
Depreciation	1,895	1,824
General and administrative	677	487
Interest	1,288	2,759

	3,860	5,070

Net income	$4,585	$2,827

Net income per common share and common share equivalents:
Basic	$0.42	$0.37

Diluted	$0.41	$0.37

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,977	7,627

Diluted	11,078	7,721

Distributions declared per common share outstanding (note 8)	$0.45	$0.42

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
For The Six Months Ended June 30, 2004 and 2003
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2004	2003
Revenues
Rental	$16,787	$15,435
Interest	30	58

	16,817	15,493

Expenses
Depreciation	3,790	3,607
General and administrative	1,341	946
Interest	2,590	5,485

	7,721	10,038

Net income	$9,096	$5,455

Net income per common share and common share equivalents:
Basic	$0.83	$0.73

Diluted	$0.82	$0.72

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,975	7,512

Diluted	11,085	7,599

Distributions declared per common share outstanding (note 8)	$0.90	$0.82

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	June 30,	June 30,
	2004	2003
Cash flows from operating activities
Net income	$9,096	$5,455
Adjustments to net income:
Depreciation of real estate assets	3,790	3,607
Amortization of deferred financing costs	389	449
Stock based compensation	18	—
Changes in operating assets and liabilities:
Other assets	(400)	(222)
Accounts payable and accrued expenses	(220)	683
Deferred revenue	2,056	1,998

Net cash provided by operating activities	14,729	11,970

Cash flows from investing activities
Acquisition of real estate investments	—	(21,308)

Net cash used in investing activities	—	(21,308)

Cash flows from financing activities
Dividends paid	(9,887)	(6,176)
Proceeds from exercise of stock options	187	6,446
Repayments under revolving line of credit	(9,300)	(8,000)
Borrowings under revolving line of credit	5,500	17,000
Repayments of bonds payable	(570)	(440)
Restricted cash	(19)	10
Deferred financing costs	(9)	(118)

Net cash (used in) provided by financing activities	(14,098)	8,722

Net increase (decrease) in cash and cash equivalents	631	(616)
Cash and cash equivalents, beginning of year	668	4,333

Cash and cash equivalents, end of quarter	$1,299	$3,717

Supplemental disclosure:
Cash paid for interest	$2,218	$5,016

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

2. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation Number 46, Consolidation of Variable Interest Entities (FIN No. 46), which addressed consolidation by a business of variable interest entities in which it is the primary beneficiary effective for 2003. FIN No. 46 was amended in December 2003 to include transitional rules for certain entities extending the effective date to the quarter ended March 31, 2004. There was no impact to the Company’s consolidated financial position, results of operations or cash flows upon adoption of FIN No. 46.

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

     The Amended Bank Credit Facility is secured by the Company’s facilities other than the Queens Private Correctional Facility (the “Queens Facility”) the Mountain View Correctional Facility (the “Mountain View Facility”) and the Pamlico Correctional Facility (the “Pamlico Facility’), and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company’s facilities or the aggregate of the appraised value of such facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined in the Amended Bank Credit Facility) or 95% of Funds from Operations plus, in either case, 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of June 30, 2004, the Company has no amounts drawn, and no interest rate swap agreements in effect. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.

     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate

Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at June 30, 2004, respectively. The Company is required to pay an used fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution.

     As of June 30, 2004, no amounts were outstanding under the $95 million Amended Bank Credit Facility. As of June 30, 2004, the Company had $95 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the facilities the Company already owns and for general working capital requirements.

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

4. Bonds Payable

     On June 28, 2001, Correctional Properties North Carolina Prison Finance LLC (“CP North Carolina”), a newly formed and wholly owned subsidiary of the Company whose assets, liabilities and results of operations are fully consolidated in the consolidated financial statements of the Company, issued $57,535,000 in Taxable Mortgage Revenue Bonds, Series 2001 (the “Bonds”). The proceeds from the Bonds were used to complete the acquisition of the Pamlico Facility, to refinance the Mountain View Facility, provide a debt service reserve fund of approximately $5,754,000, establish a working capital fund of $750,000, and pay the costs of the transaction, including the one time premium for a bond insurance policy. The Bonds, which have a fixed-rate coupon of 7.15%, were privately placed at par value on a negotiated basis to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933.

     Quarterly payments of principal and interest on the Bonds began in October 2001, with the final payment due in January 2017. The Bonds are non-recourse obligations and are secured by a deed of trust and a security agreement on the Mountain View Facility and Pamlico Facility, as well as an assignment to a trustee of the lease payments to be made by the State of North Carolina under each of the facility leases. As of June 30, 2004, the outstanding balance of the Bonds was $55,285,000.

     In the event of the exercise of the purchase option on the Mountain View Facility, and/or the Pamlico Facility by the State of North Carolina prior to January of 2017 as provided in the respective leases, CP North Carolina is obligated to redeem all or a portion of the Bonds at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued interest to the redemption date. If both of the Mountain View and Pamlico Facilities are purchased, CP North Carolina is obligated to redeem all of the Bonds. If only one of the Mountain View or Pamlico Facilities is purchased, CP North Carolina is obligated to redeem a principal amount of Bonds equal to the purchase price of the facility purchased, net of closing costs, pro rations and adjustments. Please see Note 9 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2004 for additional information regarding the exercise of the purchase option for both of these facilities by the State of North Carolina.

5. Comprehensive Income (Loss)

The components of the Company’s comprehensive income are as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$4,585	$2,827	$9,096	$5,455
Unrealized loss on derivative instruments	—	(14)	—	(69)
Losses reclassified into earnings from other comprehensive loss	—	851	—	1,675

Comprehensive income	$4,585	$3,664	$9,096	$7,061

6. Earnings Per Share

     The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$4,585	$2,827	$9,096	$5,455

Weighted average shares — basic	10,977	7,627	10,975	7,512

Per Share — Basic	$0.42	$0.37	$0.83	$0.73

Effect of dilutive stock options	101	94	110	87

Weighted average shares – diluted	11,078	7,721	11,085	7,599

Per Share — Diluted	$0.41	$0.37	$0.82	$0.72

     As of June 30, 2004 and 2003, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported	$4,585	$2,827	$9,096	$5,455
Add: stock-based compensation expense included in net income as reported	—	—	—	—
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(14)	(15)	(28)	(97)

Pro forma net income	$4,571	$2,812	$9,068	$5,358

Net income per share
Basic, as reported	$0.42	$0.37	$0.83	$0.73
Basic, pro forma	$0.42	$0.37	$0.83	$0.71
Diluted, as reported	$0.41	$0.37	$0.82	$0.72
Diluted, pro forma	$0.41	$0.36	$0.82	$0.71

8. Distributions Declared Per Share

     Distributions are generally declared a quarter in arrears. Distributions declared per share for the three months ended June 30, 2004 and June 30, 2003 represent the first quarter distribution for 2004 and 2003, respectively. Distributions declared per share for the six months ended June 30, 2004 represent the fourth quarter distribution for 2003 and the first quarter distribution for 2004. Distributions declared per share for the six months ended June 30, 2003 represent the fourth quarter distribution for 2002 and the first quarter distribution for 2003.

9. Sale of Mountain View and Pamlico Facilities

     In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina.

     The Pamlico Facility and the Mountain View Facility were purchased in 2001 from an unrelated third party, subject to existing leases on each property for approximately $24.3 million and $25.2 million, respectively including transaction costs. As previously disclosed, each of the leases contain an option under which the State of North Carolina may acquire the facilities for a predetermined purchase price, which declines each year. The options are exercisable annually beginning in 2004. The options provide for the acquisition of the Pamlico Correctional Facility beginning in August 2004 for approximately $25.2 million, and the Mountain View Correctional Facility beginning in December 2004, for approximately $26.2 million.

     As of June 30, 2004, the aggregate net carrying value of the Pamlico Facility and Mountain View Facility assets was approximately $53.9 million, which includes restricted cash held by the trustee for the Bonds of approximately $7.2 million, with related liabilities of approximately $56.2 million. The Pamlico Facility and Mountain View Facility will be accounted for as discontinued operations in future reporting periods. The aggregate rental revenues from these facilities for the three months ended June 30, 2004 and 2003 were approximately $1.7 million. The aggregate rental revenues from these facilities for the six months ended June 30, 2004 and 2003 were approximately $3.3 million.

10. Subsequent Events

     On August 5, 2004, the Company’s Board of Trustees declared a distribution of $0.45 per share for the quarter ended June 30, 2004, to shareholders of record on August 20, 2004. The distribution will be paid on September 2, 2004 and represents a distribution for the period from April 1, 2004 through June 30, 2004.

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

     Our principal business strategy is to finance and/or acquire correctional and detention facilities that meet our investment criteria, from private prison managers, developers and government entities, to expand our existing facilities, and to lease all of these facilities under long-term triple-net leases to qualified third-party operators. With the exception of our Mountain View Facility in Spruce Pine, North Carolina and our Pamlico Facility in Bayboro, North Carolina which facilities are leased to and operated by the State of North Carolina, our facilities are privately managed facilities that are leased to and operated by The Geo Group, Inc., or The Geo Group, or Community Educations Center, Inc., or CEC. We lease eleven of our facilities to The Geo Group or its subsidiary and one of our facilities to CEC.

     Substantially all of our revenues are derived from: (i) rents received under triple-net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases:

•	The Geo Group Leases. The base rent for the first year of each facility leased to The Geo Group before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of June 30, 2004, is approximately 4.25 years.

•	State of North Carolina Leases. In the year we acquired the Pamlico Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in August 1998), the base rent was equal to $2,858,754 or 11.9% of the facility purchase price. In the year we acquired the Mountain View Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in December 1998), the base rent was equal to $2,965,900 or 11.9% of the facility purchase price. In both cases, following the first year and continuing during the term of the leases and any renewal terms, base rent will increase annually by the greater of 3.5%, or the percentage of increase, if any, in the CPI, with a maximum annual increase of 4.0%.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent is $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent will increase by 3.0% annually on each anniversary.

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

     We have leveraged and anticipate continuing to leverage our portfolio of real estate equity investments, and expect to continue to incur short-term indebtedness and related interest expense. We may also incur long-term indebtedness to make acquisitions, and/or refinance correctional facilities currently owned.

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

     Our operating cash flows are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of The Geo Group and our other tenants. Any of the following could have a material adverse impact on our cash flows and earnings:

•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The Geo Group and CEC. Only a governmental agency that has contracted with The Geo Group and CEC may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated and the operating agreement for the McFarland Facility has expired. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The Geo Group’s or CEC’s financial condition and their respective ability to make lease payments to us.

•	The Geo Group, the State of North Carolina and CEC are the only parties with whom we have entered into lease agreements. Accordingly, these parties account for 100% of our lease agreement revenue and the failure of any one of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The Geo Group is either the lessee or sublessee of 11 of the 14 facilities we own. As of June 30, 2004, approximately 72% of our revenue, and our ability to make distributions to our shareholders, will depend substantially upon The Geo Group making rent payments and satisfying its obligations to us. Any failure or delay by The Geo Group in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows and earnings and our ability to make anticipated distributions. Eight of our leases with The Geo Group expire during April 2008. To the extent these leases are not renewed by The Geo Group or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders will be adversely affected.

•	In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. The options contained in the lease agreements provide for the acquisition of the Pamlico Facility beginning in August 2004 for approximately $25.2 million, and the Mountain View Facility beginning in December 2004, for approximately $26.2 million. Upon the sale of the Mountain View Facility and/or the Pamlico Facility, we would be obligated to redeem all or a portion of the Bonds issued by our subsidiary using net proceeds from the sale of the facility or facilities and the balance of the debt service reserve fund of $5.8 million held by the trustee for the Bonds. In addition, we would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because we would no longer receive the monthly rental income once a facility is sold. For additional information, please see Note 9 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2004.

     Our operating cash flows are also negatively impacted by increases in general and administrative expenses, including increases in salaries and benefits for our employees and officers, increases in professional fees including legal and accounting expenses associated with maintaining compliance with the requirements of the Sarbanes-Oxley Act of 2002 and other regulatory requirements and increases in costs for liability insurance and directors and officers insurance.

     We may finance, purchase or lease properties for long-term investment, expand and improve the facilities presently owned or sell these properties, in whole or in part, when circumstances warrant. We may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest. While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages, equity or debt securities of other REITs or partnerships and other real estate interests. Mortgage investments may include participating in convertible mortgages. There are no current limitations on the percentage of our assets that may be invested in any one property, venture or type of security. Our Board of Trustees may establish investment limitations as it deems appropriate from time to time, including investment limitations necessary to maintain our qualification as a REIT. No limitations have been set on the number of properties in which we will seek to invest or on the concentration of investments in any one geographic region.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our financial statements and related notes. In preparing these financial statements, we have made our best estimates and assumptions that affect the reported assets and liabilities. We believe our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, and the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2003.

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

     Depreciation of Real Estate

     Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The purchase price of properties is allocated to tangible and intangible assets based on their respective values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which was effective July 1, 2001. The tangible cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon the relative fair value of each component at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. The intangible costs of real estate properties are allocated to above or below market in-place leases and other lease origination costs. These intangible costs are amortized over the remaining term of the corresponding leases. We are required to make subjective evaluations of the estimated useful lives of our properties, which directly impact our net income.

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

     Interest Rate Swaps

     In accordance with the amended bank credit facility, we utilize interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of our variable rate bank debt obligations. These interest rate swaps exchange floating interest rate LIBOR payments on specified established notional amounts for fixed rate interest payments on the same notional amounts. We recognize our interest rate swap derivatives on the balance sheet at fair value, which is determined by the counter party, as either an asset or a liability. Changes in the fair value of interest rate swaps, which are determined to be effective cash flow hedges, are recorded in accumulated other comprehensive loss, which is a component of shareholders’ equity.

     Stock Options

     We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for our stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for our stock-based compensation plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, our net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans” and Note 5 “Share Option and Incentive Plans” in the notes to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2003 along with Note 7 “Employee Stock-Based Compensation Plans” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2004.

Three Months ended June 30, 2004 vs. Three Months ended June 30, 2003

     For the three months ended June 30, 2004, rental revenues increased to $8,430,000 from $7,865,000 for the three months ended June 30, 2003. The 7% increase in rental revenues resulted primarily from the acquisition of Delaney Hall on May 29, 2003, which increased rental revenue by $0.4 million. The balance of the increase was primarily due to annual rent escalations, based on the CPI, on some of the facilities of approximately $0.2 million.

     Depreciation for the three months ended June 30, 2004 increased to $1,895,000 from $1,824,000 for the three months ended June 30, 2003. Depreciation associated with the Delaney Hall Facility resulted in the 4% increase in depreciation from 2003 to 2004.

     General and administrative expenses for the three months ended June 30, 2004 increased 39% to $677,000 from $487,000 for the three months ended June 30, 2003. The increase in general and administrative expenses was primarily due to increases in salaries and benefits of $54,000, insurance of $16,000, professional fees of $53,000 and Board of Trustee fees of $51,000.

     Interest expense decreased to $1,288,000 for the three months ended June 30, 2004 from $2,759,000 for the three months ended June 30, 2003. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the reduction in the outstanding balance in July 2003 using the net proceeds from a secondary public offering in July 2003 of 3,250,000 of our common shares at $25.50 per share under our shelf registration statement.

Six Months ended June 30, 2004 vs. Six Months ended June 30, 2003

     For the six months ended June 30, 2004, rental revenues increased to $16,787,000 from $15,435,000 for the six months ended June 30, 2003. The 9% increase in rental revenues resulted primarily from the acquisition of Delaney Hall on May 29, 2003, which increased rental revenue by $1.1 million. The balance of the increase was primarily due to annual rent escalations, based on the CPI, on some of the facilities of approximately $0.3 million.

     Depreciation for the six months ended June 30, 2004 increased to $3,790,000 from $3,607,000 for the six months ended June 30, 2003. Depreciation associated with the Delaney Hall Facility resulted in the 5% increase in depreciation from 2003 to 2004.

     General and administrative expenses for the six months ended June 30, 2004 increased 42% to $1,341,000 from $946,000 for the six months ended June 30, 2003. The increase in general and administrative expenses was primarily due to increases in salaries and benefits of $92,000, insurance of $53,000, professional fees of $134,000 and Board of Trustee fees of $124,000.

     Interest expense decreased to $2,590,000 for the six months ended June 30, 2004 from $5,485,000 for the six months ended June 30, 2003. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the reduction in the outstanding balance in July 2003 using the net proceeds from a secondary public offering in July 2003 of 3,250,000 of our common shares at $25.50 per share under our shelf registration statement.

Liquidity and Capital Resources

     Our short-term liquidity requirements normally consist primarily of funds necessary to pay for general and administrative expenses (including payroll and costs of legal, accounting and other professionals), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space, and quarterly dividends and other distributions paid to our common shareholders. As a REIT, we are required to distribute at least 90% of our taxable income to holders of our common shares on an annual basis. Therefore, as a general matter, it is unlikely that we will retain any substantial cash balances that could be used to meet our liquidity needs. Instead, we expect to meet our short-term liquidity requirements generally through our working capital and net cash provided by operations. We believe that our net cash provided by operations will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT. All facilities owned by us are leased under triple-net leases, which require the lessees to pay substantially all expenses associated with the operation of these facilities. As a result of these arrangements, we do not believe we will be responsible for any major expenses in connection with the facilities during the terms of the leases.

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

     The amended bank credit facility is secured by our facilities, other than the Queens Facility, the Mountain View Facility and Pamlico Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of June 30, 2004, the Company has no amounts drawn, and no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at June 30, 2004.

     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at June 30, 2004, respectively. The Company is required to pay an used fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of June 30, 2004, no amounts were outstanding under the $95 million amended bank credit facility. As of June 30, 2004, we had $95 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.

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

     In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. On an annualized basis, the Pamlico Facility and the Mountain View Facility each currently contributes approximately 3.5 cents in net income per diluted share for a total of 7 cents. If the State of the North Carolina acquires both facilities in 2004, depending on timing and other variables, the Company would expect to recognize a combined gain on the sale of these facilities of approximately $5 million for financial reporting purposes. The net proceeds of a sale of one or both of these facilities are required to be used to redeem the Bonds at par, which were issued in 2001 to finance these facilities. If the State of North Carolina acquires both of these facilities in 2004, the Company expects to have excess sales proceeds of approximately $2 million, following the redemption of all the Bonds. Please see Note 9 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2004

     The Bonds issued by a wholly-owned subsidiary of ours in 2001 to acquire the Pamlico Facility and refinance the Mountain View Facility require quarterly payments of principal and interest. The total quarterly principal payments due in 2004 on the Bonds are $1,185,000. As of June 30, 2004, $55,285,000 in principal amount of Bonds remained outstanding.

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

The following tables present our Funds from Operations for the three and six months ended June 30, 2004 and June 30, 2003 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$4,585	$2,827	$9,096	$5,455
Plus real estate depreciation	1,895	1,824	3,790	3,607

Funds from Operations	$6,480	$4,651	$12,886	$9,062

The Owned Facilities

     The fourteen facilities owned by us at June 30, 2004 were purchased for an aggregate cash purchase price of approximately $293 million. We lease eleven of these facilities to The Geo Group or its subsidiary, two of these facilities to the State of North Carolina, and one of these facilities to CEC. These fourteen facilities are located in ten states and have an aggregate design capacity of 8,008 beds. The following table sets forth certain information with respect to these facilities as of June 30, 2004.

	Date					Design			Expiration
	Facility was					Capacity			of	Operating
	Acquired by					and		Facility	Underlying	Agreement
Facility and	the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)		Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:
Aurora Processing Center, or the Aurora Facility, Aurora, CO	April 1998	April 2008	BICE Processing Center	BICE(4)	Minimum/ Medium	300/89%		May 1987	September 2004	Three Six- Month
McFarland Community Correctional Facility, or the McFarland Center Facility, McFarland, CA	April 1998	April 2008	Pre-Release	None	Minimum/ Medium	224/0%		February 1998	None (6)	—
Queens Private Correctional Facility, or the Queens Facility, New York, NY	April 1998	April 2008	BICE Detention Facility	BICE(7)(4)	Minimum/ Medium	200/82%		March 1997	March 2005	Two One- Year
Central Valley Community Correctional Facility, or the Central Valley Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC(5)	Minimum/ Medium	550/92%		December 1997	December 2007	—
Golden State Community Correctional Facility, or the Golden State Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/93%		December 1997	December 2007	—
Desert View Community Correctional Facility, or the Desert View Facility, Adelanto, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/92%		December 1997	December 2007	—
Broward County Work Release Center, or the Broward County Facility, Broward County,FL	April 1998	April 2008	BICE and Work Release Center	Broward County and BSO(8) and BICE(9)	Non- Secured	300/52	%(8)	February 1998	September 2004 (8)(9)	(9)
Karnes County Correctional Center, or the Karnes Facility, Karnes County, TX	April 1998	April 2008	Adult Correctional Facility	Karnes County	Multi- Security	480/105%		January 1996	2026	Varies
Lawton Correctional Facility, or the Lawton Facility, Lawton, OK	January 1999	January 2009	Prison	ODOC(10)	Medium	1,500/98%		December 1999	June 2005	Three One-Year

	Date					Design		Expiration
	Facility was					Capacity		of	Operating
	Acquired by					and	Facility	Underlying	Agreement
Facility and	the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
Lea County Correctional Facility, or the Hobbs Facility, Hobbs, NM	October 1998 (11)	January 2009	State Prison	Lea County	Multi- Security	1,200/96%	May 1998	June 2005	Annual
Jena Juvenile Justice Center, or the Jena Facility, Jena, LA NORTH CAROLINA FACILITIES:	January 2000	January 2010	Juvenile Correctional Facility	None	Multi- Security	276/0%	June 1999	None (15)	None
Mountain View Correctional Facility, or the Mountain View Facility, Spruce Pine, NC	March 2001	November 2008 (12)	State Prison	(13)	Medium	576	December 1998	(13)	(13)
Pamlico Correctional Facility, or the Pamlico Facility, Bayboro, NC FACILITY LEASED TO CEC:	June 2001	August 2008 (12)	State Prison	(13)	Medium	576	August 1998	(13)	(13)
Delaney Hall Newark, NJ	May 2003	May 2013	Adult Correctional Facility	(14)	Minimum	726/ 99%	March 2000	(14)	(14)
Total Facilities						8,008

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriately designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates, each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of June 30, 2004. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by these facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to us.

(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting governmental entities on the The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	The State of California Department of Corrections.

(6)	The Geo Group’s correctional facility operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, expired on December 31, 2003. The Geo Group is continuing its efforts to offer the McFarland Facility to incarcerate inmates from agencies of federal and/or state governments. However, we cannot assure you that a new operating contract will be entered into on the facility. The non-cancelable McFarland Facility lease between us and The Geo Group, which expires in April 2008, requires fixed rental payments to us regardless of whether or not The Geo Group has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $782,000.

(7)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(8)	The Broward County Sheriff’s Office, or the BSO. Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2004, the BSO will utilize between 50-60 beds.

(9)	BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The contract is a five-year contract with a one-year base period beginning October 1, 2003, with four one-year options.

(10)	State of Oklahoma Department of Corrections.

(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12)	In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. The options contained in the lease agreements provide for the acquisition of the Pamlico Facility beginning in August 2004 for approximately $25.2 million, and the Mountain View Facility beginning in December 2004, for approximately $26.2 million. Upon the sale of the Mountain View Facility and/or the Pamlico Facility, we would be obligated to redeem all or a portion of the Bonds issued by our subsidiary using net proceeds from the sale of the facility or facilities and the balance of the debt service reserve fund of $5.8 million held by the trustee for the Bonds. In addition, we would recognize a one-time gain on the sale of the facility and/or facilities; however, future results of operations and cash flows would be negatively impacted because we would no longer receive the monthly rental income once a facility is sold. For additional information, please see Note 9 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended June 30, 2004. As part of the 2003 Budget Act, the North Carolina General Assembly authorized the acquisition of either or both of the Pamlico and Mountain View facilities under the options contained in their respective leases. However, no funds were appropriated with respect to the exercise of either option, and the issuance of any financing contracts is subject to the approval of both the State Treasurer and the Council of State. In July 2004, the Council of State of North Carolina approved a resolution giving preliminary approval for issuing debt by the State of North Carolina, the proceeds of which would be used to acquire these facilities from the Company.

(13)	The facility is leased to the State of North Carolina and operated by the North Carolina Department of Corrections.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires June 30, 2006; (2) Union County, New Jersey, which expires on December 31, 2004; and (3) Essex County, New Jersey, which expires September 30, 2004.

(15)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

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

     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps (which we do not anticipate), (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we enter into interest rate swaps and seek long term financing. As of June 30, 2004, we had no interest rate swap agreements in effect. As of June 30, 2004, there were no amounts drawn on the amended bank credit facility.

     The Bonds outstanding at June 30, 2004 of $55,285,000 under the Trust Indenture are non-recourse to us and non-recourse to our subsidiary, which is the obligor under the Bonds, and non-recourse to the subsidiary’s sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

Item 4. Controls and Procedures.

     (a) As of June 30, 2004, our principal executive officer and principal financial officer evaluated our controls and procedures related to our reporting and disclosure obligations. These officers have concluded that, based on their evaluation, these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), are effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

     (b) There have been no significant changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     In the ordinary course of conducting our business, we may become involved in various legal actions and other claims. Litigation is subject to many uncertainties and we may be unable to accurately predict the outcome of individual litigated matters. Some of these matters possibly may be decided unfavorably to us.

     Except for any routine litigation incidental to our business that may arise from time to time, we are not aware of any pending material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject. Subject to specified exceptions appearing in the applicable leases, each of The Geo Group and CEC has agreed to indemnify us for incidents that arise from operation of facilities leased to them. The State of North Carolina is not required to indemnify us for claims made on account of our ownership of the two facilities leased to the State of North Carolina. North Carolina is, however, required by its leases to carry liability insurance for our benefit against liabilities associated with or arising out of accidents or disasters at the facilities in the coverage amounts equal to $1,000,000 per occurrence and $10,000,000 in the aggregate. To the extent any claim is not covered by North Carolina’s insurance, or ours, or exceeds the amount of the coverage, we may be liable which could have a material adverse effect on our operations, financial position or our future business operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 29, 2004, we held our 2004 Annual Meeting of Shareholders, at which our shareholders re-elected each of Charles R. Jones and James D. Motta to a three-year term as trustees until the 2007 Annual Meeting and until their respective successors have been duly elected and qualified. Our shareholders voted 10,366,669 shares for the election of Mr. Jones and withheld or abstained from voting 152,937 shares. Our shareholders voted 10,410,565 shares for the election of Mr. Motta and withheld or abstained from voting 109,041 shares.

		Votes
	Votes	Withheld
Trustee	For	or Abstained
Charles R. Jones	10,366,669	152,937
James D. Motta	10,410,565	109,041

     Also, at the Annual Meeting, our shareholders did not approve amendments to our 2002 Stock Option Plan. Our shareholders voted 2,521,617 shares for amendments to the Company’s 2002 Stock Option Plan, voted 4,587861 shares against these amendments and abstained from voting 77,189 shares.

     In addition, at the Annual Meeting, our shareholders ratified the appointment of the firm of Ernst & Young LLP to be our independent certified public accountants for the fiscal year 2004. Our shareholders voted 10,432,213 shares for the ratification of Ernst & Young LLP as our independent certified public accountants, voted 59,739 shares against this ratification, and withheld or abstained from voting 27,654 shares.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Description of Exhibits
3.1	Articles of Amendment and Restatement of Declaration of Trust of Correctional Properties Trust (1)

3.2	Amended and Restated Bylaws of Correctional Properties Trust (2)

3.3	Specimen of certificate representing the Common Shares (3)

4.1	Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of Correctional Properties Trust (included as Exhibits 3.1 and 3.2 hereof)

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4).

31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4).

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4).

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4).

(1)	Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Company’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004.

(b)	Reports on Form 8-K:

     (1) We furnished a Form 8-K on May 4, 2004, in connection with the release of our earnings for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST

/s/ David J. Obernesser

David J. Obernesser
Vice President, Chief Financial Officer, Treasurer & Secretary
Date: August 9, 2004