Form 10-Q
period 2004-09-30
CORRECTIONAL PROPERTIES TRUST
filed 2004-11-09
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

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

10,985,750
(Outstanding shares of the issuer’s common shares,
$0.001 par value per share, as of November 5, 2004)

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

PART I — FINANCIAL INFORMATION

Item I — Financial Statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003
(Amounts in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Real estate properties, at cost
Correctional and detention facilities	$243,747	$243,747
Less — accumulated depreciation	(32,772)	(28,426)

Net real estate properties	210,975	215,321
Assets held for sale, net	53,515	54,355
Cash and cash equivalents	3,027	668
Deferred financing costs, net	1,523	2,045
Other assets	2,396	2,239

Total assets	$271,436	$274,628

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,109	$1,261
Deferred revenue	2,056	—
Liabilities associated with assets held for sale	55,943	56,819
Revolving line of credit	—	3,800

Total liabilities	59,108	61,880

Commitments and contingencies
Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; None outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 10,985,750 and 10,967,750 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,567	220,268
Distributions in excess of accumulated earnings	(8,220)	(7,531)
Unearned compensation	(30)	—

Total shareholders’ equity	212,328	212,748

Total liabilities and shareholders’ equity	$271,436	$274,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
For The Three Months Ended September 30, 2004 and 2003
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	September 30,
	2004	2003
Revenue
Rental	$6,799	$6,643
Interest	5	19

	6,804	6,662

Expenses
Depreciation	1,449	1,449
General and administrative	593	460
Interest	278	1,504

	2,320	3,413

Income from continuing operations	4,484	3,249
Discontinued operations Income from assets held for sale	566	183

Net income	$5,050	$3,432

Basic net income per common share:
Continuing operations	$.41	$.32
Discontinued operations	.05	.02

Net income per common share	$.46	$.34

Diluted net income per common share and common share equivalents:
Continuing operations	$.41	$.31
Discontinued operations	.05	.02

Net income per common share	$.46	$.33

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,983	10,161

Diluted	11,078	10,263

Distributions declared per common share outstanding (note 7)	$0.45	$0.45

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
For The Nine Months Ended September 30, 2004 and 2003
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	September 30,
	2004	2003
Revenue
Rental	$20,261	$18,752
Interest	7	44

	20,268	18,796

Expenses
Depreciation	4,346	4,164
General and administrative	1,869	1,342
Interest	852	4,935

	7,067	10,441

Income from continuing operations	13,201	8,355
Discontinued operations Income from assets held for sale	945	532

Net income	$14,146	$8,887

Basic net income per common share:
Continuing operations	$1.20	$1.00
Discontinued operations	.09	.06

Net income per common share	$1.29	$1.06

Diluted net income per common share and common share equivalents:
Continuing operations	$1.19	$.99
Discontinued operations	.09	.06

Net income per common share	$1.28	$1.05

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,978	8,405

Diluted	11,083	8,497

Distributions declared per common share outstanding (note 7)	$1.35	$1.27

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 30, 2004 and 2003
(Amounts in thousands)
(Unaudited)

	September 30,	September 30,
	2004	2003
Cash flows from operating activities
Income from continuing operations	$13,201	$8,355
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of real estate assets	4,346	4,164
Amortization of deferred financing costs	532	704
Stock based compensation	27	—
Changes in operating assets and liabilities net of effect of discontinued operations:
Other assets	(157)	98
Accounts payable and accrued expenses	(135)	610
Deferred revenue	2,056	1,998

Net cash provided by operating activities of continuing operations	19,870	15,929

Income from assets held for sale	945	532
Adjustments to reconcile income from assets held for sale to net cash provided by discontinued operations:
Depreciation of real estate assets	964	1,338
Changes in net assets held for sale	(94)	(250)
Changes in liabilities associated with assets held for sale	(6)	(6)

Net cash provided by discontinued operations	1,809	1,614

Net cash provided by operating activities	21,679	17,543

Cash flows from investing activities
Acquisition of real estate investments	—	(21,308)

Net cash used in investing activities	—	(21,308)

Cash flows from financing activities
Dividends paid	(14,835)	(11,101)
Proceeds from common stock offering (Net of $4,987 of offering costs)	—	77,888
Proceeds from exercise of stock options	224	6,600
Repayments under revolving line of credit	(9,300)	(86,000)
Borrowings under revolving line of credit	5,500	17,000
Deferred financing costs	(9)	(284)

Net cash (used in) provided by financing activities of continuing operations	(18,420)	4,103

Changes in net assets held for sale	(30)	4
Changes in liabilities associated with assets held for sale	(870)	(675)

Net cash used in discontinued operations	(900)	(671)

Net cash (used in) provided by financing activities	(19,320)	3,432

Net increase (decrease) in cash and cash equivalents	2,359	(333)
Cash and cash equivalents, beginning of year	668	4,333

Cash and cash equivalents, end of quarter	$3,027	$4,000

Supplemental disclosure:
Cash paid for interest	$3,291	$7,458

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

     In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Correctional Facility (the “Pamlico Facility’) and the Mountain View Correctional Facility (the “Mountain View Facility’), both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. As a result, the Pamlico Facility and Mountain View Facility are now classified as held for sale, and the results of operations of the Pamlico Facility and Mountain View Facility, for current and prior periods, have been reported as discontinued operations. The discontinued operations line item in the consolidated statements of income represents rental income and interest income less depreciation expense recorded prior to the classification of the facilities as held for sale, interest expense and general and administrative expenses associated with both the Pamlico Facility and the Mountain View Facility.

     On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina. Please see Note 8 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2004 for additional information regarding the sale of these facilities to the State of North Carolina.

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

     The Amended Bank Credit Facility is secured by the Company’s facilities other than the Queens Private Correctional Facility (the “Queens Facility”) the Mountain View Facility and the Pamlico Facility, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company’s facilities or the aggregate of the appraised value of such facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined in the Amended Bank Credit Facility) or 95% of Funds from Operations plus, in either case, 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of September 30, 2004, the Company has no amounts drawn, and no interest rate swap agreements in effect. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.

     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at September 30, 2004, respectively. The Company is required to pay an used fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution.

     As of September 30, 2004, no amounts were outstanding under the $95 million Amended Bank Credit Facility. As of September 30, 2004, the Company had $95 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the facilities the Company already owns and for general working capital requirements.

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

4. Bonds Payable

     On June 28, 2001, Correctional Properties North Carolina Prison Finance LLC (“CP North Carolina”), a newly formed and wholly owned subsidiary of the Company whose assets, liabilities and results of operations are fully consolidated in the consolidated financial statements of the Company, issued $57,535,000 in Taxable Mortgage Revenue Bonds, Series 2001 (the “Bonds”). The proceeds from the Bonds were used to complete the acquisition of the Pamlico Facility, to refinance the Mountain View Facility, provide a debt service reserve fund of approximately $5,754,000, establish a working capital fund of $750,000, and pay the costs of the transaction, including the one time premium for a bond insurance policy. The Bonds, which had a fixed-rate coupon of 7.15%, were privately placed at par value on a negotiated basis to qualified institutional buyers as defined under Rule 144A of the Securities Act of 1933.

     Quarterly payments of principal and interest on the Bonds began in October 2001, with the final payment due in January 2017, unless the Bonds are redeemed prior to the date. The Bonds were non-recourse obligations and secured by a deed of trust and a security agreement on the Mountain View Facility and Pamlico Facility, as well as an assignment to a trustee of the lease payments to be made by the State of North Carolina under each of the facility leases. As of September 30, 2004, the outstanding balance of the Bonds was $54,985,000.

     On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina and repaid all of the outstanding balance of the Bonds at par using the net proceeds from the sale and a substantial portion of the balance of the debt service fund. As a result, there are no Bonds outstanding as of November 4, 2004. Please see Note 8 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2004 for additional information regarding the sale of these facilities to the State of North Carolina

5. Earnings Per Share

     The following data show the amounts used in computing earnings per share and the effects on income and the weighted-average number of shares of potential dilutive common stock (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income	$5,050	$3,432	$14,146	$8,887

Weighted average shares — basic	10,983	10,161	10,978	8,405

Per Share – Basic	$0.46	$0.34	$1.29	$1.06

Effect of potential dilutive common stock	95	102	105	92

Weighted average shares – diluted	11,078	10,263	11,083	8,497

Per Share – Diluted	$0.46	$0.33	$1.28	$1.05

     As of September 30, 2004 and 2003, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.

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

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2004	Sept 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income, as reported	$5,050	$3,432	$14,146	$8,887
Add: stock-based compensation expense included in net income as reported	9	—	27	—
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(14)	(15)	(42)	(112)

Pro forma net income	$5,045	$3,417	$14,131	$8,775

Net income per share
Basic, as reported	$0.46	$0.34	$1.29	$1.06
Basic, pro forma	$0.46	$0.34	$1.29	$1.04
Diluted, as reported	$0.46	$0.33	$1.28	$1.05
Diluted, pro forma	$0.46	$0.33	$1.28	$1.03

7. Distributions Declared Per Share

     Distributions are generally declared a quarter in arrears. Distributions declared per share for the three months ended September 30, 2004 and September 30, 2003 represent the second quarter distribution for 2004 and 2003, respectively. Distributions declared per share for the nine months ended September 30, 2004 represent the fourth quarter distribution for 2003 and the first and second quarter distribution for 2004. Distributions declared per share for the nine months ended September 30, 2003 represent the fourth quarter distribution for 2002 and the first and second quarter distribution for 2003.

8. Sale of Mountain View and Pamlico Facilities

     In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina, and using the net proceeds from the sale and a substantial portion of the balance of the debt service fund, repaid all of the outstanding balance of the Bonds at par which were issued in 2001 to finance these facilities.

     The Pamlico Facility and the Mountain View Facility were purchased in 2001 from an unrelated third party, subject to existing leases on each property for approximately $24.3 million and $25.2 million, respectively including transaction costs. As previously disclosed, each of the leases contained an option under which the State of North Carolina may acquire the facilities for a predetermined purchase price, which declines each year. The options were exercisable annually beginning in 2004. The options provided for the acquisition of the Pamlico Correctional Facility beginning in August 2004 for approximately $25.2 million, and the Mountain View Correctional Facility beginning in December 2004, for approximately $26.2 million. In an effort to minimize the costs and expenses associated with the selling of the two facilities, a single closing date was agreed to for the transactions. The closing date of November 4, 2004 was selected as it represented the approximate midpoint of the dates upon which each option became exercisable.

     As of September 30, 2004, the aggregate net carrying value of the Pamlico Facility and Mountain View Facility assets was approximately $53.5 million, which includes restricted cash held by the trustee for the Bonds of approximately $7.2 million, with related liabilities of approximately $55.9 million. The aggregate rental revenues from these facilities for the three months ended September 30, 2004 and 2003 were approximately $1.7 million. The aggregate rental revenues from these facilities for the nine months ended September 30, 2004 and 2003 were approximately $5.0 million.

9. Subsequent Events

     On October 28, 2004, the Company’s Board of Trustees declared a distribution of $0.45 per share for the quarter ended September 30, 2004, to shareholders of record on November 17, 2004. The distribution will be paid on December 2, 2004 and represents a distribution for the period from July 1, 2004 through September 30, 2004.

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

     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases:

•	The Geo Group Leases. The base rent for the first year of each facility leased to The Geo Group before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of September 30, 2004, is approximately 4.00 years.

•	State of North Carolina Leases. In the year we acquired the Pamlico Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in August 1998), the base rent was equal to $2,858,754 or 11.9% of the facility purchase price. In the year we acquired the Mountain View Facility and assumed the existing lease agreement with the State of North Carolina (which originally commenced in December 1998), the base rent was equal to $2,965,900 or 11.9% of the facility purchase price. In both cases, following the first year and continuing during the term of the leases and any renewal terms, base rent will increase annually by the greater of 3.5%, or the percentage of increase, if any, in the CPI, with a maximum annual increase of 4.0%.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent is $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent will increase by 3.0% annually on each anniversary.

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

     Our operating cash flows are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of The Geo Group and our other tenants. Any of the following could have a material adverse impact on our cash flows and earnings:

•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The Geo Group and CEC. Only a governmental agency that has contracted with The Geo Group and CEC may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated and the operating agreement for the McFarland Facility has expired. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The Geo Group’s or CEC’s financial condition and their respective ability to make lease payments to us.

•	The Geo Group, the State of North Carolina and CEC are the only parties with whom we have entered into lease agreements. Accordingly, these parties account for 100% of our lease agreement revenue and the failure of any one of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The Geo Group is either the lessee or sublessee of 11 of the 14 facilities we own. As of September 30, 2004, approximately 72% of our revenue, and our ability to make distributions to our shareholders, will depend substantially upon The Geo Group making rent payments and satisfying its obligations to us. Any failure or delay by The Geo Group in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows and earnings and our ability to make anticipated distributions. Eight of our leases with The Geo Group expire during April 2008. To the extent these leases are not renewed by The Geo Group or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders will be adversely affected.

•	In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina, and using the net proceeds from the sale and a substantial portion of the balance of the debt service fund, repaid all of the outstanding balance of the Bonds at par which were issued in 2001 to finance these facilities. The options contained in the lease agreements provided for the acquisition of the Pamlico Facility beginning in August 2004 for approximately $25.2 million, and the Mountain View Facility beginning in December 2004, for approximately $26.2 million. We will recognize a combined gain on the sale of these facilities of approximately $5.0 million for financial reporting purposes in the fourth quarter of 2004; however, future results of operations and cash flows will be negatively impacted because we will no longer receive the monthly rental income after the date of the sale of the facilities. For additional information, please see Note 8 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2004.

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

     Stock Options

     We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for our stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for our stock-based compensation plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, our net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 “Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans” and Note 5 “Share Option and Incentive Plans” in the notes to the consolidated financial statements included in Item 8 of our Form 10-K for the year ended December 31, 2003 along with Note 6 “Employee Stock-Based Compensation Plans” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2004.

Results of Operations

     In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. As a result, the Pamlico Facility and Mountain View Facility are now classified as held for sale, and the results of operations of the Pamlico Facility and Mountain View Facility, for current and prior periods, have been reported as discontinued operations. The discontinued operations line item in the consolidated statements of income represents rental income and interest income less depreciation expense recorded prior to the classification of the facilities as held for sale, interest expense and general and administrative expenses associated with both the Pamlico Facility and the Mountain View Facility. On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina.

Three Months ended September 30, 2004 vs. Three Months ended September 30, 2003

     For the three months ended September 30, 2004, rental revenues increased to $6,799,000 from $6,643,000 for the three months ended September 30, 2003. The 2% increase in rental revenues was primarily due to annual rent escalations, based on the CPI, on some of the facilities of approximately $0.2 million.

     General and administrative expenses for the three months ended September 30, 2004 increased 29% to $593,000 from $460,000 for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily due to increases in salaries and benefits of $62,000, insurance of $14,000, professional fees of $16,000 and Board of Trustee fees of $50,000.

     Interest expense decreased to $278,000 for the three months ended September 30, 2004 from $1,504,000 for the three months ended September 30, 2003. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the reduction in the outstanding balance in July 2003 using the net proceeds from a secondary public offering in July 2003 of 3,250,000 of our common shares at $25.50 per share under our shelf registration statement.

     Discontinued operations for the three months ended September 30, 2004 was $566,000 compared to $183,000 for the same period in 2003. The increase is primarily due to a decrease in depreciation expense of $374,000 as a result of the Pamlico Facility and the Mountain View Facility no longer being depreciated, effective July 2004, due to the facilities being classified as held for sale.

Nine Months ended September 30, 2004 vs. Nine Months ended September 30, 2003

     For the nine months ended September 30, 2004, rental revenues increased to $20,261,000 from $18,752,000 for the nine months ended September 30, 2003. The 8% increase in rental revenues resulted primarily from the acquisition of Delaney Hall on May 29, 2003, which increased rental revenue by $1.1 million. The balance of the increase was primarily due to annual rent escalations, based on the CPI, on some of the facilities of approximately $0.4 million.

     Depreciation for the nine months ended September 30, 2004 increased to $4,346,000 from $4,164,000 for the nine months ended September 30, 2003. Depreciation associated with the Delaney Hall Facility resulted in the 4% increase in depreciation from 2003 to 2004.

     General and administrative expenses for the nine months ended September 30, 2004 increased 39% to $1,869,000 from $1,342,000 for the nine months ended September 30, 2003. The increase in general and administrative expenses was primarily due to increases in salaries and benefits of $154,000, insurance of $59,000, professional fees of $158,000 and Board of Trustee fees of $174,000.

     Interest expense decreased to $852,000 for the nine months ended September 30, 2004 from $4,935,000 for the nine months ended September 30, 2003. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the reduction in the outstanding balance in July 2003 using the net proceeds from a secondary public offering in July 2003 of 3,250,000 of our common shares at $25.50 per share under our shelf registration statement.

     Discontinued operations for the nine months ended September 30, 2004 was $945,000 compared to $532,000 for the same period in 2003. The increase is primarily due to a decrease in depreciation expense of $374,000 as a result of the Pamlico Facility and the Mountain View Facility no longer being depreciated, effective July 2004, due to the facilities being classified as held for sale.

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

     The amended bank credit facility is secured by our facilities, other than the Queens Facility, the Mountain View Facility and Pamlico Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of September 30, 2004, the Company has no amounts drawn, and no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at September 30, 2004.

     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at September 30, 2004, respectively. The Company is required to pay an used fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of September 30, 2004, no amounts were outstanding under the $95 million amended bank credit facility. As of September 30, 2004, we had $95 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.

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

     In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina, and using the net proceeds from the sale and a substantial portion of the balance of the debt service fund, repaid all of the outstanding balance of the Bonds at par which were issued in 2001 to finance these facilities. On an annualized basis (assuming the facilities were continuing to be depreciated), the Pamlico Facility and the Mountain View Facility each contributed approximately $0.035 in net income per diluted share for a total of $0.07. The Company will recognize a combined gain on the sale of these facilities of approximately $5.0 million for financial reporting purposes in the fourth quarter of 2004. The excess sales proceeds after the payment of closing costs and the repayment of the outstanding balance of the Bonds were, approximately $2 million. Please see Note 8 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2004

     As a result of the gain on the sale of the North Carolina facilities, the Company expects to pay an additional one time special dividend in 2004 in order to achieve the required dividend payments to maintain its REIT status. The amount of the special dividend, which is subject to review by the Company’s outside counsel and accountants, and approval by the Board of Trustees, is expected to be approximately $0.18 per common share.

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

     The following tables present our Funds from Operations for the three and nine months ended September 30, 2004 and September 30, 2003 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income	$5,050	$3,432	$14,146	$8,887
Plus real estate depreciation	1,449	1,449	4,346	4,164
Plus real estate depreciation included in discontinued operations	71	446	964	1,338

Funds from Operations	$6,570	$5,327	$19,456	$14,389

The Owned Facilities

     The fourteen facilities owned by us at September 30, 2004 were purchased for an aggregate cash purchase price of approximately $293 million. We lease eleven of these facilities to The Geo Group or its subsidiary, two of these facilities to the State of North Carolina, and one of these facilities to CEC. These fourteen facilities are located in ten states and have an aggregate design capacity of 8,008 beds. The following table sets forth certain information with respect to these facilities as of September 30, 2004.

						Design		Expiration
						Capacity		of	Operating
	Date Facility was					and	Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:
Aurora	April 1998	April 2008	BICE	BICE(4)	Minimum/	300/83%	May	March	Two
Processing Center,			Processing		Medium		1987	2005	Six-
or the Aurora			Center						Month
Facility, Aurora, CO

McFarland Community	April 1998	April 2008	Pre-Release	None	Minimum/	224/0%	February 1998	None (6)	—
Correctional					Medium
Facility, or the McFarland Center Facility, McFarland, CA

Queens Private	April 1998	April 2008	BICE	BICE(7)(4)	Minimum/	200/90%	March	March	Two
Correctional			Detention		Medium		1997	2005	One-
Facility,			Facility						Year
or the Queens Facility, New York, NY

Central Valley	April 1998	April 2008	Adult	CDOC(5)	Minimum/	550/93%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Central Valley Facility, McFarland, CA

Golden State	April 1998	April 2008	Adult	CDOC	Minimum/	550/93%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Golden State Facility, McFarland, CA

Desert View	April 1998	April 2008	Adult	CDOC	Minimum/	550/90%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Desert View Facility, Adelanto, CA

Broward County	April 1998	April 2008	BICE and	Broward County	Non-	300/35%(8)	February	September	(9)
Work Release Center,			Work Release	and BSO(8) and	Secured		1998	2005 (8)(9)
or the Broward			Center	BICE(9)
County Facility, Broward County, FL

Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	480/105%	January	2026	Varies
Correctional Center,			Correctional	County	Security		1996
or the Karnes			Facility
Facility, Karnes County, TX

Lawton Correctional	January 1999	January 2009	Prison	ODOC(10)	Medium	1,500/99%	December 1999	June	Three
Facility,								2005	One-Year
or the Lawton Facility, Lawton, OK

						Design		Expiration
						Capacity		of	Operating
	Date Facility was					and	Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options

Lea County	October1998	January 2009	State	Lea	Multi-	1,200/96%	May	June	Annual
Correctional	(11)		Prison	County	Security		1998	2005
Facility, or the Hobbs Facility, Hobbs, NM

Jena Juvenile	January 2000	January 2010	Juvenile	None	Multi-	276/0%	June	None (15)	None
Justice Center,			Correctional		Security		1999
or the Jena			Facility
Facility, Jena, LA

NORTH CAROLINA FACILITIES:

Mountain View	March	November	State	(13)	Medium	576	December	(13)	(13)
Correctional	2001	2008 (12)	Prison				1998
Facility, or the Mountain View Facility, Spruce Pine, NC

Pamlico	June 2001	August	State	(13)	Medium	576	August	(13)	(13)
Correctional		2008 (12)	Prison				1998
Facility, or the Pamlico Facility, Bayboro, NC

FACILITY LEASED TO CEC:

Delaney Hall	May 2003	May 2013	Adult	(14)	Minimum	726/ 99%	March	(14)	(14)
Newark, NJ			Correctional				2000
			Facility

Total Facilities						8,008

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriately designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates, each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of September 30, 2004. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting governmental entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by these facilities, which in turn depends on the design capacity and occupancy rate of each facility. The State of North Carolina is not obligated to report occupancy percentages to us.

(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting governmental entities on the The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	The State of California Department of Corrections.

(6)	The Geo Group’s correctional facility operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, expired on December 31, 2003. The Geo Group is continuing its efforts to offer the McFarland Facility to incarcerate inmates from agencies of federal and/or state governments. However, we cannot assure you that a new operating contract will be entered into on the facility. The non-cancelable McFarland Facility lease between us and The Geo Group, which expires in April 2008, requires fixed rental payments to us regardless of whether or not The Geo Group has an operating contract for the leased facility. The current annual cash rent on the McFarland Facility is approximately $782,000.

(7)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(8)	The Broward County Sheriff’s Office, or the BSO. Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2005, the BSO will utilize between 50-100 beds.

(9)	BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The contract has three remaining one-year renewal options.

(10)	State of Oklahoma Department of Corrections.

(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12)	In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which are owned by a subsidiary of the Company, and leased to the State of North Carolina. On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina, and using the net proceeds from the sale and a substantial portion of the balance of the debt service fund, repaid all of the outstanding balance of the Bonds at par which were issued in 2001 to finance these facilities. The options contained in the lease agreements provided for the acquisition of the Pamlico Facility beginning in August 2004 for approximately $25.2 million, and the Mountain View Facility beginning in December 2004, for approximately $26.2 million. We will recognize a combined gain on the sale of these facilities of approximately $5.0 million for financial reporting purposes in the fourth quarter of 2004; however, future results of operations and cash flows will be negatively impacted because we will no longer receive the monthly rental income after the date of the sale of the facilities. For additional information, please see Note 8 “Sale of Mountain View and Pamlico Facilities” in the notes to the consolidated financial statements included in this Form 10-Q for the quarter ended September 30, 2004. As part of the 2003 Budget Act, the North Carolina General Assembly authorized the acquisition of either or both of the Pamlico and Mountain View facilities under the options contained in their respective leases. However, no funds were appropriated with respect to the exercise of either option, and the issuance of any financing contracts is subject to the approval of both the State Treasurer and the Council of State. In July 2004, the Council of State of North Carolina approved a resolution giving preliminary approval for issuing debt by the State of North Carolina, the proceeds of which would be used to acquire these facilities from the Company.

(13)	The facility is leased to the State of North Carolina and operated by the North Carolina Department of Corrections.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires June 30, 2006; (2) Union County, New Jersey, which expires on December 31, 2004; and (3) Essex County, New Jersey, which expired September 30, 2004. In connection with the Essex County correctional services operating agreement, CEC continues to provide services as specified in the contract and expects an extension or a new contract to be approved including terms comparable to those in the expired contract. On November 5, 2004, Essex County housed approximately 400 inmates in Delaney Hall.

(15)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps (which we do not anticipate), (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we enter into interest rate swaps and seek long term financing. As of September 30, 2004, we had no interest rate swap agreements in effect. As of September 30, 2004, there were no amounts drawn on the amended bank credit facility.

     The Bonds outstanding at September 30, 2004 of $54,985,000 under the Trust Indenture are non-recourse to us and non-recourse to our subsidiary, which is the obligor under the Bonds, and non-recourse to the subsidiary’s sole member, CPT Operating Partnership L.P., and bear interest at a fixed rate of 7.15% per annum.

Item 4.	Controls and Procedures.

     (a) As of September 30, 2004, our principal executive officer and principal financial officer evaluated our controls and procedures related to our reporting and disclosure obligations. These officers have concluded that, based on their evaluation, these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), are effective to ensure that (i) material information relating to us is known to these officers, particularly material information related to the period for which this periodic report is being prepared; and (ii) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

     (b) There have been no significant changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Description of Exhibits
3.1	Articles of Amendment and Restatement of Declaration of Trust of Correctional Properties Trust (1)

3.2	Amended and Restated Bylaws of Correctional Properties Trust (2)

3.3	Specimen of certificate representing the Common Shares (3)

4.1	Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of Correctional Properties Trust (included as Exhibits 3.1 and 3.2 hereof)

10.21	Employment Agreement dated October 28, 2004 by and between Correctional Properties Trust and Charles R. Jones (4).

10.22	Employment Agreement dated October 28, 2004 by and between Correctional Properties Trust and David Obernesser (4).

31.1	Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5).

Number	Description of Exhibits
31.2	Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5).

32.1	Chief Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5).

32.2	Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5).

(1)	Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Company’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 15, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Company’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4)	Incorporated by reference to the Company’s Form 8-K dated October 28, 2004 filed with the Commission on November 2, 2004.

(5)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004.

(b) Reports on Form 8-K:

     (1) We furnished a Form 8-K on July 7, 2004, in connection with the State of North Carolina exercising it option to purchase the Pamlico Facility and the Mountain View Facility from the Company.

     (2) We furnished a Form 8-K on July 20, 2004, in connection with the State of North Carolina exercising it option to purchase the Pamlico Facility and the Mountain View Facility from the Company.

     (3) We furnished a Form 8-K on August 10, 2004, in connection with the release of our earnings for the quarter ended June 30, 2004.

     (4) We furnished a Form 8-K on September 20, 2004, in connection with the resignation of Mr. George R. Wackenhut from our Board of Trustees.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST
/s/ David J. Obernesser
David J. Obernesser
Vice President, Chief Financial Officer, Treasurer & Secretary

Date: November 9, 2004