Form 10-K
period 2004-12-31
CORRECTIONAL PROPERTIES TRUST
filed 2005-03-16
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

none

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☑ No ☐

As of June 30, 2004, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $316,220,000 based on the closing price on that date of $29.25 per share.

As of March 14, 2005, there were 10,992,750 of the registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 2005 Annual Meeting of Shareholders.

Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Exchange Act of 1934, as amended.

Correctional Properties Trust
Annual Report on Form 10-K

Index

		Page
		Number
	PART I
Item 1.	Business	2
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
Item 9A.	Controls and Procedures	35
Item 9B.	Other Information	35
	PART III
Item 10.	Directors and Executive Officers of the Registrant	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions	54
Item 14.	Principal Accounting Fees and Services	54
	PART IV
Item 15.	Exhibits and Financial Statement Schedule	54
Consent of Ernst & Young LLP
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

PART I

FORWARD-LOOKING STATEMENTS:

     This report contains “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about our business and the business marketplace in which we operate. This report also includes management’s beliefs and assumptions. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, or Future Risk Factors (described below), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Risk Factors include, without limitation, increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to private prison operators and government entities; governmental and public policy changes; reliance on a single tenant for a significant portion of revenue; non-renewal of existing leases; government regulation; annual governmental appropriation risk; interest rate risk; repurchase of properties by tenants under purchase options; continued availability of financing; rental rates sufficient to make acquisitions feasible; limited alternative use and special purpose aspects of our properties; continued ability to pay a dividend; continued ability to qualify as a real estate investment trust; and financial resources in the amounts, at the times and on the terms required to support our future business. These are representative of the Future Risk Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic economic conditions including interest rate fluctuations and other Future Risk Factors. We will discuss such risks in our future reports filed with the Securities and Exchange Commission.

Item 1. Business.

General

     We are a fully integrated, self-administered and self-managed real estate investment trust or REIT that acquires correctional and detention facilities from both private prison owners and operators and government entities. We lease our facilities to tenants that are experienced correctional and detention facility operators under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, maintenance, structural and non-structural repairs and other costs). Our tenants operate detention facilities under management services or operating agreements with various federal, state and local governmental authorities, including:

Immigration and Customs Enforcement	Oklahoma Department of Corrections

Karnes County, Texas	Essex County, New Jersey

Lea County, New Mexico	Union County, New Jersey

Broward County, Florida Sheriff’s Office	New Jersey Department of Corrections

California Department of Corrections

     As of December 31, 2004, we owned and leased twelve correctional and detention facilities in nine states. The aggregate purchase price of our facilities was approximately $244 million. Eleven of our facilities are located in eight states and leased to The Geo Group, Inc., The Geo Group or GEO (NYSE: GGI) or its subsidiary. GEO was formerly known as Wackenhut Corrections Corporation. These facilities currently represent 90% of our rental income. The remaining facility, which currently represents 10% of our rental income, is located in the State of New Jersey and leased to and operated by Community Education Centers or CEC. We are currently the only publicly-traded REIT which focuses exclusively on the acquisition and ownership of correctional and detention facilities. As of December 31, 2004, the aggregate design capacity of our facilities was 6,856 beds.

     We were formed in February 1998 as a Maryland REIT, to capitalize on the growing trend toward privatization in the corrections industry.

     We believe that the privatized corrections industry has the potential for substantial growth in the United States due to increases in the inmate population, decreases in the availability of capital for new correctional and detention facilities and a growing acceptance of the trend toward privatization in the corrections industry. According to the United States Bureau of Justice Statistics, the inmate population in federal, state and local facilities in the United States has grown from 501,886 in 1980 to 2,212,475 at December 31, 2003. In addition, according to the Bureau of Justice Statistics, as of December 31, 2003, state prison systems reported operating between 100% of their highest capacity and 16% above their lowest capacity and the federal corrections system reported operating at approximately 39% over capacity. The privatized corrections industry has capitalized on these favorable supply/demand fundamentals, resulting in a substantial increase in the number of privatized beds.

     The location and mailing address of our principal executive offices is Gardens Plaza, Suite 750, 3300 PGA Boulevard, Palm Beach Gardens, Florida 33410. Our telephone number is (561) 630-6336. As of March 14, 2005, we had five employees.

     In this annual report, unless stated otherwise or unless the content requires otherwise, references to “we,” “us,” “our,” “Company” or “Correctional Properties” mean Correctional Properties Trust and its subsidiaries.

Recent Events and 2004 Overview

     Sale of Pamlico Facility and Mountain View Facility. On November 4, 2004, we completed the sale to the State of North Carolina of the Pamlico Facility located in Bayboro, North Carolina and the Mountain View Facility located in Spruce Pine, North Carolina for $25,228,900 and $26,215,800, respectively. The facilities were purchased by the Company in 2001 from an unrelated third party, subject to existing leases on each property for approximately $24,300,000 and $25,200,000, respectively, including transaction costs. As previously disclosed, each of the leases contained an option under which the State of North Carolina had the right to acquire the facilities for a predetermined purchase price, which declined each year. In July 2004, we received written notice from the State of North Carolina of the exercise of its options to purchase the facilities.

     We recognized a combined net gain on the sale of these facilities of approximately of $4,969,000 for financial reporting purposes in the fourth quarter of 2004; however, future results of operations and cash flows from operating activities will be negatively impacted because we will no longer receive the monthly rental income after the date of the sale of these facilities. We used the net proceeds from the sale of the facilities together with a substantial portion of the balance of the debt service fund to repay all of the outstanding balance of the Bonds that were issued in 2001 to finance the facilities. The Bonds included a mandatory provision under which the proceeds from a sale of the facilities were required to be used to redeem the Bonds. For more information, please see “Note 4. Discontinued Operations” to our consolidated financial statements included elsewhere herein.

     Lawton Facility Expansion. In March 2005, we signed a non-binding letter of intent to purchase The GEO Group’s existing 300-bed expansion to our Lawton Correctional Facility in Lawton, Oklahoma and to finance a new 600-bed expansion at that facility, which would also be owned by us and leased to GEO.

     The new 600-bed expansion is anticipated to be completed and become operational during the second quarter of 2006. If the transactions are completed, we would own the entire 2,518-bed facility (which includes the expansion and 118 adult segregation beds), and regardless of whether or not the transactions are completed, we will continue lease the facility to GEO to house adult male, medium-security inmates for the Oklahoma Department of Corrections.

     In 1999, we purchased the initial 1,500-bed, medium-security, Lawton Correctional Facility from GEO. GEO then added a 300-bed addition later that year, which they designed, constructed and owned. Under the proposed transactions, we expect to purchase that existing 300-bed expansion for $3.9 million during the second quarter of 2005 with working capital and net cash provided by operating activities. We expect to finance the new 600-bed expansion for approximately $23 million through net cash provided by operating activities and/or debt financings. We expect to incur no construction risk or construction management responsibility in connection with the new expansion. The architects, engineers and construction related professionals will be selected, engaged and supervised by GEO, which has extensive experience and expertise in prison development and construction.

     GEO is currently paying us a lease rate of 10.75 percent on the original 1,500-bed facility. Although that rate is to remain unchanged if the transactions are completed, the existing 300-bed expansion is expected to be leased to GEO at an initial rate of 9.5 percent. This is expected to result in a blended rate for the 1,918-bed facility (which includes 118 adult segregation beds) of approximately 10.65 percent with annual lease escalators at CPI, but not to exceed 4 percent annually. The new 600-bed expansion is expected to also be leased to GEO at an initial rate of 9.5 percent when it is completed. Following the completion of the new 600-bed expansion, the initial blended lease rate on the entire 2,518-bed facility is expected to be approximately 10.29 percent with annual lease escalators at CPI, but not to exceed 4 percent annually.

     The lease maturity date on the existing 1,500-bed facility between GEO and us is expected to also be amended. GEO has approximately four years remaining on its original 10-year lease with us for the facility. The lease is expected to be amended to provide a maturity date of 10 years on the entire facility, with the new 10-year term beginning the date upon which the new 600-bed expansion is completed.

     The completion of the proposed transactions is subject to final documentation, due diligence and normal closing conditions.

The Formation Transactions

     In connection with the closing of our initial public offering on April 28, 1998, we and GEO, entered into a series of transactions which were designed to transfer ownership of eight correctional and detention facilities having an aggregate design capacity of 3,154 beds from GEO to Correctional Properties. The sale of these initial facilities to us was intended to provide a vehicle for possible future acquisitions of other facilities which Geo owns or has a right to acquire, in addition to other facilities we may acquire, and to enable us to qualify as a REIT for federal income tax purposes. In addition, during the period October 1998 to January 2000, we acquired from GEO three additional facilities for an aggregate purchase price equal to $109.4 million. These additional facilities have an aggregate design capacity of 2,976 beds. For more information, please see “Relationship With The Geo Group” below.

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

     At the same time we acquired these facilities, we leased them to The Geo Group or its subsidiary who continue to operate the facilities. Please See “Structure of the Company” below. The facilities are leased to The Geo Group or its subsidiary under the terms of leases for an initial term of 10 years. Subject to specified limited exceptions, the term of each of these leases may be extended by The Geo Group for three additional five-year terms at a fair market rental rate as mutually agreed upon by us and The Geo Group or, in the absence of an agreement, as determined by binding arbitration. In addition, the term of any of these leases will be automatically extended upon expiration of the term on the same terms (including the then applicable base rent and base rent escalation (as explained below) as reflected in the applicable lease if there is at that time an unexpired sublease with respect to the respective facility. Under the terms of the leases with The Geo Group, The Geo Group has a 30-day right of first refusal on the proposed sale by us of any of the facilities leased to it.

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

Business and Growth Strategies

     Operating and Investment Philosophy. Our business objectives are to maximize funds from operations and cash available for distribution to shareholders. We strive to achieve these objectives by

     (i) pursuing investment opportunities with private prison owners and operators and government entities for the financing, development, acquisition and lease back of correctional and detention facilities;

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

     We may acquire from both private prison owners and operators and government entities additional correctional and detention facilities that meet our investment guidelines, as described in this report. In addition, under the Right to Purchase Agreement, we have the right to acquire and lease back to The Geo Group each of the Future Facilities during the applicable Future Facility option period. However, notwithstanding The Geo Group’s significant presence in the correctional and detention industry, less than 8% of all adult prison beds in the United States are privately managed. We intend to continue to pursue acquisitions that further diversify our investments with respect to tenant base, underlying government entity and geographic location.

     We believe that opportunities may exist to finance, acquire or develop correctional facilities from or on behalf of other private prison owners and operators and various government entities. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including but not limited to the following: (i) one-time general revenue appropriations by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a new correctional or detention facility because of other fiscal demands or requirements for public approval. Accordingly, we believe that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, these government entities may consider private financing, development, and ownership of new correctional and detention facilities and sale-leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. We believe that these situations may enable us to finance, acquire and develop correctional or detention facilities from and on behalf of governmental agencies at all levels, including those which might not be the subject of a private management contract.

     Expansion Opportunities. We believe that there may be opportunities for expansion of our existing correctional facilities which could result in increased cash flows from operating activities and property values. We may use our capital to provide expansion space as requested by our tenants and expect that any such expansion of our facilities would result in correspondingly higher rental payments. Alternatively, a tenant may provide the capital for expansion, which should result in enhanced property values.

     Rent Escalations. All of our leases contain rent escalation provisions.

•	The Geo Group. The base rent for the first year for each facility leased to The Geo Group before January 1, 2000 was equal to 9.5% of the facility purchase price. Thereafter, minimum rent escalates by the greater of 3% or the actual Consumer Price Index, or CPI with a maximum increase of 4% at the first two annual anniversaries of the effective date of each lease and by an amount equal to increases, if any, in the CPI at each successive annual anniversary for the remaining term of each lease, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of December 31, 2004, is approximately 3.75 years.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent rate was $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent increases by 3.0% annually on each anniversary.

The Operating Partnership

     The Operating Partnership. Substantially all of our assets are held by, and our operations conducted through, CPT Operating Partnership L.P., the operating partnership. We are the sole general partner of the operating partnership and have the exclusive power under the governing partnership agreement to manage and conduct the business of the operating partnership. Our board of trustees manages our affairs by directing the affairs of the operating partnership. Our direct and, through CPT LP, indirect percentage interest in the operating partnership, is 100%. The operating partnership makes regular quarterly cash distributions to its partners, including us and CPT LP, in proportion to their percentage interests in the operating partnership. We, in turn, pay cash distributions to our shareholders in an amount per common share equal to the amount distributed by the operating partnership.

     The operating partnership was organized to facilitate the tax-advantaged acquisition of additional correctional and detention facilities from private owners. In the event we undertake such an acquisition, we contemplate that the owner of that facility would become a limited partner in the operating partnership and would be issued units of limited partnership interests in the operating partnership, representing an equal undivided fractional share of each item of the operating partnership’s income, gain, and loss and in distribution of the operating partnership’s assets as the consideration, in whole or in part, for the unitholder’s transfer of the facility to the operating partnership. We also contemplate that the unitholder would be given the right after a period of time to exchange units in the operating partnership for cash based upon their fair market value or, at our option, for our common shares on a one-for-one basis. We also contemplate that substantially all our assets may be owned indirectly through the operating partnership so that one unit in the operating partnership would generally correspond economically to one common share. In order to accomplish such objective, the current structure using the operating partnership was utilized, rather than us taking title to the initial facilities we acquired upon formation or subsequently acquired facilities. This structure was implemented at our formation in order to avoid a re-transfer in the future of these facilities to such a partnership which would result in associated transfer and other costs necessary or advisable in order to offer a private owner a tax-advantaged acquisition vehicle. Currently, we and CPT LP are the only partners in the operating partnership and possess the power unilaterally to amend and restate the governing partnership agreement. While there are no present plans to issue units to a private prison owner, we may pursue potential acquisitions which, if successful, could involve the issuance of units as a component of the consideration for the acquisitions. We do not intend to use the operating partnership (or any partnership which is owned by the operating partnership) as a vehicle for tax-advantaged acquisitions unless we receive an opinion of tax counsel that this use would not result in our disqualification as a REIT, including an opinion that the operating partnership or any subsidiary partnership of the operating partnership would not be treated for federal income tax purposes as an association taxable as a corporation or a publicly-traded partnership.

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

Structure of the Company

     The following diagram sets forth our structure as of December 31, 2004.

(1)	Following the consummation of our initial public offering, WCC RE Holdings, Inc., a wholly-owned subsidiary of The Geo Group, was merged with and into WCC RE Holdings LLC, or “WCCRE LLC”, which was formed as a wholly-owned subsidiary of The Geo Group, with WCCRE LLC being the surviving entity.

(2)	The operating partnership leases the following facilities to The Geo Group: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Karnes Facility, the Lawton Facility and the Jena Facility, and leases the Delaney Hall Facility to CEC. See “The Facilities.”

(3)	The operating partnership leases the following facilities to WCCRE LLC, each of which were in turn subleased to The Geo Group: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. See “The Facilities.”

(4)	The provisions of some existing facility operating agreements between The Geo Group and the respective contracting government entities afford the governmental entity the right to assume a lease of the respective facility (or designate another facility operator to assume the lease of the respective facility) at a fixed rental rate in the event of the early termination of the facility operating agreement if specified events occur. In these instances, The Geo Group has entered into a sublease for the subject facility with WCCRE LLC, with WCCRE LLC as the sublessor and The Geo Group as the sublessee. The contracting governmental entity has the right to assume the rights of The Geo Group under this sublease on early termination of the operating agreement for the relevant facility. However, even if a government entity elects to exercise its right to assume a sublease relating to a facility, The Geo Group is nevertheless liable to us under the master lease relating to the facility. See “Subleases.”

(5)	Correctional Properties North Carolina Prison Finance LLC, or CP North Carolina, is a wholly owned subsidiary of ours. CP North Carolina is a Delaware limited liability company formed to acquire and own the previously owned Mountain View and Pamlico Facilities and issue the Bonds which were used to pay for those acquisitions. On November 4, 2004, we sold the Mountain View and Pamlico Facilities to the State of North Carolina (see Recent Events and 2004 Overview on page 3).

The Owned Facilities

The twelve facilities owned by us at December 31, 2004, which we refer to in this annual report as Owned Facilities, were purchased for an aggregate cash purchase price of approximately $244 million. We lease eleven of these facilities to The Geo Group or its subsidiary and one of these facilities to CEC. These twelve facilities are located in nine states and have an aggregate design capacity of 6,856 beds. The following table sets forth certain information with respect to these facilities as of December 31, 2004.

	Date					Design		Expiration
	Facility was					Capacity		of	Operating
	Acquired by					and	Facility	Underlying	Agreement
Facility and	the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:
Aurora	April 1998	April 2008	BICE	BICE(4)	Minimum/	300/75%	May	March	Two
Processing Center,			Detention		Medium		1987	2005(5)	Six-
or the Aurora			Facility						Month
Facility, Aurora, CO
McFarland Community	April 1998	April 2008	Pre-Release	CDOC (6)	Minimum/	224/0%	February	December	—
Correctional					Medium		1988	2005(7)
Facility, or the McFarland Center Facility, McFarland, CA
Queens Private	April 1998	April 2008	BICE	BICE	Minimum/	200/94%(8)	March	March	Two
Correctional			Detention		Medium		1997	2005(5)	One-
Facility,			Facility						Year
or the Queens Facility, New York, NY
Central Valley	April 1998	April 2008	Adult	CDOC	Minimum/	550/98%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Central Valley Facility, McFarland, CA
Golden State	April 1998	April 2008	Adult	CDOC	Minimum/	550/97%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Golden State Facility, McFarland, CA
Desert View	April 1998	April 2008	Adult	CDOC	Minimum/	550/97%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional Facility, or the Desert View Facility, Adelanto, CA			Facility

Broward County	April 1998	April 2008	BICE	Broward County	Non-	300/70%(10)	February	September	(10)
Work Release Center, or the Broward County Facility, Broward County,FL			Detention Facility	and BSO(9) and BICE	Secured		1998	2005 (10)
			and Work
			Release
			Center
Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	480/103%	January	2026	Varies
Correctional			Correctional	County	Security		1996
Center,			Facility
or the Karnes Facility, Karnes City, TX
Lawton	January 1999	January 2009	Adult	ODOC(11)	Medium	1,500/99%	December	June	Three
Correctional			Correctional				1998	2005	One-
Facility,			Facility						Year
or the Lawton Facility, Lawton, OK

	Date					Design		Expiration
	Facility was					Capacity		of	Operating
	Acquired by					and	Facility	Underlying	Agreement
Facility and	the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
Lea County	October 1998	January 2009	Adult	Lea	Multi-	1,200/102%	May	June	Annual
Correctional	(12)		Correctional	County	Security		1998	2005
Facility,			Facility
or the Hobbs Facility, Hobbs, NM
Jena Juvenile	January 2000	January 2010	Juvenile	None	Multi-	276/0%(13)	June	None (13)	None
Justice Center,			Correctional		Security		1999
or the Jena			Facility
Facility, Jena, LA
FACILITY LEASED TO CEC:
Delaney Hall	May 2003	May 2013	Adult	(14)	Minimum	726/ 97%	March	(14)	(14)
Newark, NJ			Correctional Facility				2000
Total Facilities	12					6,856/90%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of December 31, 2004. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting government entities on the The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	The Geo Group anticipates the operating agreements on the Aurora Facility and the Queens Facility, which expire in March 2005, will be extended or renewed on terms comparable to those of the existing agreements.

(6)	State of California Department of Corrections.

(7)	In January 2005, The Geo Group entered into a one year operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, which expires on December 31, 2005. The Geo Group’s previous contract with the CDOC on the McFarland Facility had expired on December 31, 2003 and the facility was vacant until the signing of the new contract in 2005.

(8)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(9)	The Broward County Sheriff’s Office, or the BSO.

(10)	Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2005, the BSO will utilize between 50-100 beds. BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has three remaining one-year renewal options.

(11)	State of Oklahoma Department of Corrections.

(12)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(13)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expired on December 31, 2004; and (3) Essex County, New Jersey, which expired on September 30, 2004. In connection with the Union County and Essex County correctional services operating agreements, CEC continues to provide services as specified in the agreements and expects extensions or new agreements to be approved including terms comparable to those in the expired agreements. On December 31, 2004, Union County and Essex County housed 178 and 420 inmates in Delaney Hall, respectively.

     Adult Correctional Facilities. Adult correctional facilities are used to house adult inmates on a permanent basis for the duration of their sentences. The adult correctional facilities acquired by us include the Karnes Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility, the Hobbs Facility and the Lawton Facility.

     The Karnes Facility is a multi-security correctional facility located in Karnes City, Texas with a design capacity of 480 beds. The facility is situated on approximately 12 acres and contains approximately 77,000 square feet. The Geo Group owns an adjacent parcel of unimproved land containing approximately 30 acres acquired at a total cost of $60,000. The Geo Group began operating this facility in January 1998 under an interim operating agreement with Karnes County and has subsequently negotiated a long-term operating agreement with Karnes County that expires in 2026.

     The Central Valley Facility and the Golden State Facility are minimum/medium security facilities located on adjacent properties in McFarland, California. The Central Valley Facility is situated on approximately 19 acres, and the Golden State Facility is situated on approximately 33 acres. Each facility contains an approximately 95,901 square foot structure with a design capacity of 550 beds. Construction of each of the Central Valley Facility and Golden State Facility was completed in December 1997. The Geo Group has contracted with the CDOC to operate each of these facilities, which contracts expire in December 2007.

     The Desert View Facility is located in Adelanto, California and is a minimum/medium security facility. The facility is situated on approximately 16 acres and contains approximately 95,901 square feet with a design capacity of 550 beds. Construction of the facility was completed in December 1997. The Geo Group has contracted with the CDOC to operate this facility, which contract expires in December 2007.

     The Hobbs Facility is located in Hobbs, New Mexico and is a multi-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 1200 beds. Construction was completed in May 1998. The Geo Group has contracted with Lea County to operate the facility, which contract expires in June 2005.

     The 1200-bed Hobbs Facility was acquired by us in three parts. The first 600 beds were acquired in October 1998, while the remaining 600 beds, referred to in this report as the Hobbs Expansion, were acquired in January 1999. In July 1999, we acquired an industries building at the Hobbs Facility.

     The Lawton Facility is located in Lawton, Oklahoma and is used as a medium security facility. The facility is situated on 160 acres. The approximately 406,000 square foot structure contains a design capacity for 1,500 beds. Construction was completed in December 1998. Oklahoma state law requires that the operating agreement contain a provision granting the Oklahoma Department of Corrections the option at the beginning of the State of Oklahoma’s fiscal year to purchase the facility at a predetermined price, which must be negotiated and included in a schedule or formula to be contained in the operating agreement. The Geo Group has agreed in the lease for the Lawton Facility to pay any shortfall to us in the event the purchase option is exercised by the State of Oklahoma and the purchase price paid by the State of Oklahoma is less than the net book value of the Lawton Facility as shown on our books and records at the time the purchase option is exercised. The Geo Group’s contract with the Oklahoma Department of Corrections expires in June 2005, and includes three one-year renewal options at the option of the Oklahoma Department of Corrections.

     Pre-Release Center. A pre-release center is a minimum to medium security facility for inmates nearing parole, offering inmates basic education and pre-employment training as well as alcohol and drug abuse treatment and counseling. The pre-release centers acquired by us are the McFarland Facility and the Delaney Hall Facility.

     The McFarland Facility is located in McFarland, California. The facility is situated on approximately five acres, and contains approximately 35,000 square feet. The facility currently has a design capacity of 224 beds. The Geo Group has contracted with the CDOC to operate this facility until December 2005.

     The Delaney Hall Facility is a 726 bed, minimum-security, correctional facility located in Newark, New Jersey. The facility is situated on approximately five acres, and contains approximately 80,000 square feet. CEC operates the Delaney Hall Facility under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expired on December 31, 2004; and (3) Essex County, New Jersey, which expired on September 30, 2004. In connection with the Union County and Essex County correctional services agreement contracts, CEC continues to provide services as specified in the contracts and expects extensions or new contracts to be approved including terms comparable to those in the expired contracts. As of December 31, 2004, Union County and Essex County housed 178 and 420 inmates in Delaney Hall, respectively.

     Detention Facilities. Detention facilities are used to house undocumented aliens for the BICE and are classified as minimum to medium security facilities. The detention facilities acquired by us include the Aurora Facility, the Queens Facility, and the Broward Facility.

     The Queens Facility is located on approximately 1.34 acres in New York, New York. The facility has a design capacity of 200 beds and contains approximately 61,400 square feet. The Geo Group began operating the facility in June 1997, and is presently operating the facility under a management contract with the BICE, which expires in March 2005, and includes two one-year renewal options at the option of the BICE. The Geo Group anticipates the management contract on the Queens Facility will be extended or renewed on terms comparable to those of the existing contract.

     The Aurora Facility is located on approximately 46 acres in Aurora, Colorado. Originally designed to accommodate 150 beds, the facility was expanded in 1992 to contain a design capacity of 300 beds. The approximately 66,000 square foot medium security facility is operated under a management agreement entered into between the BICE and The Geo Group which expires in March 2005, and includes two six-month renewal options at the option of the BICE. The Geo Group anticipates the management contract on the Aurora Facility will be extended or renewed on terms comparable to those of the existing contract.

     The Broward Facility is located on approximately ten acres in Pompano Beach, Florida. The facility has a design capacity of 300 beds and contains approximately 86,500 square feet. The Geo Group is currently operating the facility under a contract with the BICE for 200 beds, with an option to expand by an additional 50 beds at the request of BICE. The contract expires in September 2005, and includes three one-year renewal options at the option of the BICE.

     Work Release Centers. A work release center is an access-controlled community residential center which houses court-ordered residents who work in the community and participate in programs and residential services at the center. In addition to being used as a detention facility, the Broward Facility is partially used as a work release center.

     The Broward Facility is partially used to house residents participating in the Broward County Work Release Program. The facility is operated under a management agreement, which expires in September 2005, between Broward County, the Sheriff of Broward County and The Geo Group for between 50 to 100 beds.

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

     With the exception of the Hobbs Facility and the Lawton Facility, the carrying value of each of our facilities is less than 10% of our total assets as of December 31, 2004. For federal income tax purposes, our tax basis in each facility is generally the purchase price paid by us. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight-line method, which equates to a rate of 2.5%. Other assets associated with the facilities may be depreciated by us using applicable useful lives.

The Future Facilities. The terms of the Right to Purchase Agreement between us and The Geo Group include the exclusive option to purchase facilities from The Geo Group at any time until the earlier of (i) (a) in the case of a newly developed facility, four years from the receipt of a certificate of occupancy for the facility or (b) in the case of an already operating facility, four years from the date the facility is acquired by The Geo Group or the party from which The Geo Group has the right to acquire the facility; or (ii) six months after the facility attains an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for the facility, subject to certain limited exceptions. Some facilities currently owned by The Geo Group have attained 75% occupancy levels and notice of this has been provided to us in the past. Currently, there are no facilities eligible for purchase under the Right to Purchase Agreement.

Leases and Subleases with The Geo Group

     Simultaneous with our acquisition of The Geo Group facilities, we leased these facilities either directly to The Geo Group or to WCCRE LLC, which in turn subleases these facilities to The Geo Group. The sublease structure is used in those instances where The Geo Group is required by a contracting governmental entity to afford the governmental entity the right to assume a lease of that facility (or designate another facility operator to assume the lease of that facility) at a fixed rental rate in the event of the early termination of the operating agreement upon the occurrence of specified events. Generally, in those instances where a sublease is created for the contracting governmental entity (or its designated replacement operator) to assume, the term of the sublease is commensurate with the term of the operating agreement originally entered into between The Geo Group and the governmental entity. This affords the governmental entity the ability to plan and effectuate an orderly relocation of its inmates to another facility in the event of early termination of its operating agreement with The Geo Group. However, regardless of whether the sublease structure is created for an individual facility, The Geo Group, at all times, remains primarily liable to us under the leases.

Leases

     Each of the facilities that are leased to The Geo Group or WCCRE LLC is the subject of a separate lease that incorporates the provisions of a master lease between us and The Geo Group. The lease of each of these facilities includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease of each of these facilities provides for an initial term of 10 years and may be extended by The Geo Group for three additional five-year terms beyond this fixed term at a fair market rental rate as mutually agreed upon by us and The Geo Group or as determined by binding arbitration if the parties cannot reach such an agreement. In addition, an individual lease will be automatically extended on the same terms (including the then applicable base rent and base rent escalation) as reflected in the applicable lease if there is at that time an unexpired sublease with respect to the facility. The fixed term and extended terms under each lease are subject to earlier termination upon the occurrence of specified contingencies described in the lease. In the case of any Future Facility acquired by us from The Geo Group, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by us and The Geo Group or as determined by binding arbitration if the parties cannot reach such an agreement.

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

     Maintenance, Modification and Capital Additions. Under each lease held by The Geo Group, The Geo Group is required, at its sole cost and expense, to maintain each leased property in good order, repair and appearance. We are not required to build or rebuild any improvements to any property leased to The Geo Group, or to make any repairs, replacements, alterations, restorations or renewals to any leased property.

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

     Each lease held by The Geo Group provides that, at the request of The Geo Group, we may construct capital additions, or improvements to a particular leased property, which are not normal or recurring to the maintenance of the leased property. A capital addition to a leased property may necessitate changes in the premises, rent, or other similar terms of the lease which would be reflected in an amendment to the lease or a new lease agreement. In specified situations, a capital addition may be made directly by The Geo Group and financed by third parties with our prior written consent. We have an option to acquire and lease back to The Geo Group any capital additions that we have not undertaken or financed for a period of one year following the date The Geo Group first receives inmates or detainees in that capital addition. The purchase price of the capital addition is required to be 105% (or a lower percentage if agreed to by The Geo Group) of the cost of the capital addition. Fair market rental rates for any capital addition acquired or undertaken by us are mutually agreed upon by us and The Geo Group or by binding arbitration if the parties cannot reach such an agreement.

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

     Right of First Refusal. The Geo Group has a 30-day right of first refusal on the proposed sale by us of any of the facilities we lease to them.

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

     Because our leases with our tenants on our facilities are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of certain government entities or allow The Geo Group the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals, or RFP. In these instances, The Geo Group requests that we enter into a lease with WCCRE LLC., which in turn enters into a more basic fixed rental rate sublease with The Geo Group, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to our review and approval. We have leased the following facilities to WCCRE LLC, each of which in turn is subleased to The Geo Group: the Broward Facility, the Central Valley Facility, the Golden State Facility, the Desert View Facility and the McFarland Facility. We have leased the following facilities directly to The Geo Group: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Lawton Facility, the Jena Facility and the Karnes Facility.

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

     In addition, if requested by The Geo Group in order to respond to a RFP for an operating agreement, we may agree to provide nondisturbance agreements in favor of government entities under the terms of which we will agree to recognize and leave the rights of any governmental sub-tenant undisturbed in the event of a termination of the lease, but only upon our determination that the provisions of any of these governmental subleases are acceptable in our sole and absolute discretion.

Subleases

     The rental payments and other material terms of the existing subleases differ from comparable provisions of the leases, and there is no requirement that the governmental entity or its designee comply with the provisions of the leases. In these cases, The Geo Group will, nevertheless, remain primarily liable to us under the leases.

     In connection with the conveyance of the facilities under the terms of the leases, we will agree to recognize and leave undisturbed the subleasing rights of the government entities. These subleases are presently in effect with respect to the McFarland Facility, the Central Valley Facility, the Desert View Facility, and the Golden State Facility. The Geo Group has agreed that the term of the individual leases between The Geo Group and us for these facilities will be automatically extended, if necessary, in order to insure that the lease between us and The Geo Group will be commensurate with the term of any such subleases. Some of the material differences between the terms and provisions of the existing subleases and the leases are discussed below.

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

Relationship With The Geo Group

     The Geo Group is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. The Geo Group was founded in 1984 as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to industry reports, The Geo Group is the second largest provider of privatized correctional and detention services in the United States and the largest provider of such services abroad, based upon the number of beds under management. As of December 31, 2004, The Geo Group had 42 correctional and detention facilities under contract or award, with an aggregate design capacity of approximately 37,000 beds (with many of such facilities being leased by The Geo Group from the contracting government entity).

     The Geo Group offers government entities a comprehensive range of correctional and detention facility management services, ranging from individual consulting projects to the integrated design, development and management of such facilities. In addition to providing the fundamental residential services relating to the security of facilities and the detention and care of inmates, The Geo Group has built a reputation as an effective provider of a wide array of in-facility rehabilitative and educational programs, such as chemical dependency counseling and treatment, basic education and job and life skills training.

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

     Following the merger, George Wackenhut and Richard Wackenhut resigned as members of the Board of Directors of The Geo Group, but continued as members of the Board of Trustees of Correctional Properties Trust. In addition, George Zoley, who was Vice Chairman and Chief Executive Officer of GEO, resigned as Chairman of the Correctional Properties Trust Board of Trustees in September 2002, and became Chairman of the Board of Directors of The Geo Group. On July 9, 2003, The Geo Group announced that it has completed the repurchase of all 12 million shares of The Geo Group common stock held by its former majority shareholder, Group 4 Falck.

     The Company currently leases eleven correctional facilities to The Geo Group under long-term, triple-net leases. The terms and conditions of these non-cancelable leases were not affected by the purchase by The Geo Group of Group 4 Falck’s 57% ownership interest. The average remaining life on these eleven leases as of December 31, 2004 is approximately 3.75 years.

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

     Right of First Refusal. CEC has a 30-day right of first refusal on the proposed sale by us of Delaney Hall.

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

     In addition, if requested by CEC in order to respond to a RFP for an operating agreement, we may agree to provide nondisturbance agreements in favor of government entities under the terms of which we will agree to recognize and leave the rights of any governmental sub-tenant undisturbed in the event of a termination of the lease, but only upon our determination that the provisions of any of these governmental subleases are acceptable in our sole and absolute discretion.

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

Competition

     The facilities are, and any additional correctional and detention facilities acquired by us will be, subject to competition for inmates from private prison managers and possibly government entities. These include, but are not limited to Corrections Corporation of America; Correctional Services Corporation; The Geo Group; CEC; Group 4 Falck Global Solutions Ltd; U.K. Detention Services, Ltd.; Cornell Companies, Inc.; Securicor PLC; Sodexho Alliance; Management and Training Corporation; Avalon Correctional Services, Inc.; and GRW Inc. Some of these competitors are larger and have greater resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. In addition, operating revenues of our correctional and detention facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. We are subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.

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

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner’s ability to sell such real estate or to borrow funds if the borrower is using such real estate as collateral. Neither we, The Geo Group, CEC nor any of our or their affiliates has been notified by any government authority of any material environmental non-compliance, liability or other claim in connection with any of the facilities leased to The Geo Group or CEC and neither we, The Geo Group, CEC nor any of our or their affiliates is aware of any other environmental condition with respect to any of these facilities that is likely to be material to us. Phase I environmental assessments have been obtained for all of the facilities. However, these investigations may not reveal all potential environmental liabilities, that no prior or adjacent owner created any material environmental condition not known to us or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability or limitation on use of properties. The leases provide that The Geo Group and CEC will indemnify us for certain potential environmental liabilities at the facilities leased to each of them.

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

     Investment Policies. We focus our investments on the financing, acquisition or development of facilities directly from, or on behalf of, existing tenants and other private prison owners and operators or government entities in the United States. Additionally, we are pursing other opportunities in essential purpose government facilities unrelated to the correctional and detention industry, including without limitation, mental health and higher education facilities. We may also invest in other facilities or excess land or make mortgage loans to facilitate our acquisitions of a facility. We apply the following general guidelines in evaluating potential investments in correctional and detention facilities: (i) completion of the construction of the facility, (ii) execution of a government contract for the operation of the facility, and (iii) documentation of adequate inmate occupancy levels.

     Subject to the general investment guidelines referenced above, we consider a variety of specific factors in evaluating potential investments in correctional or detention facilities, including the following:

(i)	the essentiality of the facility to the governmental user,

(ii)	the reputation and creditworthiness of the current owner, manager or developer of the facility,

(iii)	the proposed terms for purchasing the facility,

(iv)	the proposed terms for leasing the facility, including rental payments and lease term,

(v)	the quality of construction of the facility,

(vi)	the quality of operations at an existing facility or the quality of other operations of a prison manager for a new facility,

(vii)	the relationship between the prison manager and the contracting government entity, and

(viii)	the status of existing facilities as facilities accredited by the American Correctional Association, or the ACA.

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

     Disposition Policies; The Geo Group’s and CEC’s Right of First Refusal. We have no current intention to dispose of any of the facilities, although we reserve the right to do so if our Board of Trustees determines that this action would be in our best interests. The Geo Group and CEC have a right of first refusal with respect to any sale of facilities acquired from each of them. See “Item 1. Business — The Formation Transactions” and “Leases” above for a more detailed discussion of the terms and conditions.

     Financing Policies. Our capital structure at December 31, 2004 consisted of 100% equity and 0% debt. We determine our financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. Our amended bank credit facility may be used to finance the acquisition of additional correctional and detention facilities (including the Future Facilities), the expansion of existing facilities and for working capital requirements. If our Board of Trustees determines that additional funding is desirable, we may raise these funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the tax code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.

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

     Conflicts of Interest Policies. We have adopted policies, including a Code of Business Conduct and Ethics designed to minimize potential conflicts of interest. However, these policies may not be successful in eliminating the influence of these conflicts. The Declaration of Trust requires that at least a majority of the members of our Board of Trustees be comprised of “Independent Trustees,” defined as individuals who qualify as trustees but who are neither an officer nor an employee of us or our affiliates, nor a director, trustee, officer or employee of, or other person who has a material financial interest in, any of (i) The Wackenhut Corporation or The Geo Group, or (ii) any lessee or tenant of a facility owned by us or by our affiliates, or (iii) any owner, lessee or tenant of any facility financed by us or by our affiliates, other than any any owner, lessee or tenant which is an affiliate of ours, or (iv) any management company operating any facility owned or financed by us or by our affiliates, or (v) an affiliate of any of the foregoing. The Declaration of Trust provides that these provisions relating to Independent Trustees may be amended with the affirmative vote of the holders of two-thirds of our shares entitled to vote on such matters. In addition, the Bylaws provide that the selection of operators for our facilities and the entering into and consummation of any agreement or transactions with The Geo Group or its affiliates, including, but not limited to, the negotiation, enforcement and renegotiation of the terms of any lease of any of our facilities with such parties, be approved by our Independent Committee which must consist solely of Independent Trustees.

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

Website and Other Information

     Our Internet website address is www.CorrectionalPropertiesTrust.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission. These reports may be found at http://www.CorrectionalPropertiesTrust.com by selecting the option entitled “SEC FILINGS”. Additionally, charters for the Audit Committee, the Corporate Governance and Nominating Committee, the Compensation Committee, the Corporate

Governance Guidelines and our Code of Business Conduct and Ethics policy are available on our website by selecting the option entitled “Corporate Governance”. A copy of any of these items may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not intended to be part of this Form 10-K.

     Our chief executive officer has informed us that he intends to submit to the New York Stock Exchange in a timely fashion the required Annual CEO Certification, without qualification, as to our compliance with the New York Stock Exchange’s corporate governance listing standards.

Item 2. Properties.

     For a description of the facilities owned and leased by us, see “Item 1. Business – The Owned Facilities.” We also lease 2,800 square feet of office space in Palm Beach Gardens, Florida for our principal executive offices at an annual rent of approximately $50,000 plus operating expenses. The term of this lease expires on July 31, 2005. We are currently reviewing various alternatives in connection with our corporate office space including the renewal or extension of our existing lease.

Item 3. Legal Proceedings.

     The nature of our business may result in claims or litigation against us for damages arising from the conduct of our lessees, employees or others.

     Except for any routine litigation incidental to our business, there are no pending material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject. Subject to specified exceptions appearing in the applicable leases, each of The Geo Group and CEC has agreed to indemnify us for incidents that arise from operation of facilities leased to them. To the extent any claim is not covered by our lessees’ insurance, or ours, or exceeds the amount of the coverage, we may be liable which could have a material adverse effect on our operations, financial position or our future business operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

     Since April 23, 1998, our common shares have been listed on the New York Stock Exchange under the symbol “CPV.” The following table sets forth the range of high and low sales prices for the common shares for the quarterly periods for the years ended December 31, 2004 and 2003, as reported by the NYSE.

	2004		2003
	High	Low	High	Low
First Quarter	$32.41	$27.35	$21.98	$20.11
Second Quarter	31.17	24.55	28.00	19.99
Third Quarter	29.60	25.75	28.80	24.25
Fourth Quarter	29.70	26.28	29.40	25.01

     As of March 14, 2005, there were 10,992,750 shares of common shares outstanding and 122 shareholders of record.

Recent Sales of Unregistered Securities

     None.

Distributions

     Subsequent to our initial public offering, we have paid regular quarterly cash dividend distributions to our shareholders. Our Board of Trustees, in its sole discretion, has determined the actual dividend distribution rate based on our actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. In 2004, we declared and paid four quarterly cash dividend distributions ($.45 per common share in each of the first, second, third and fourth quarters totaling $1.80 per common share). We also declared in the fourth quarter of 2004 a special cash dividend distribution of $.18 per common share which was paid in January 2005. Including the special dividend, cash dividends declared in 2004 totaled $1.98 per common share. For federal tax reporting purposes, 2004 cash dividend distributions were classified as 63.0% as ordinary income and 37.0% as capital gain. In 2003, we declared four cash dividend distributions of $.40 per common share in the first quarter, $.42 per common share in the second quarter, and $.45 per common share in each of the third and fourth quarters, totaling $1.72 per common share. For federal tax reporting purposes, 2003 cash dividend distributions were classified as 65.2% as ordinary income and 34.8% as return of capital.

     We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with our consolidated financial statements and information included elsewhere in this report. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles, or GAAP, consistently applied and should not be considered an alternative to net income as an indication of our performance or to cash flows from operating activities as a measure of liquidity or ability to make distributions. Our funds from operations are not comparable to funds from operations reported by other REITs that do not define the term using the current National Association of Real Estate Investment Trusts, or NAREIT, definition or that interprets the current NAREIT definition differently than we do. Funds from operations is described and reconciled with net income under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

     Under the terms of our amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution (as defined in the amended bank credit facility) or 95% of funds from operations (as defined in the amended bank credit facility) plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2004 regarding our compensation plans under which equity securities are authorized for issuance.

Number of Securities
Remaining Available
	Number of Securities		For Issuance Under
	To Be Issued	Weighted Average	Equity Compensation
	Upon The Exercise	Price of	Plans (Excluding
	Of Outstanding Options	Outstanding Options	Securities Reflected
	and Deferred Shares	and Deferred Shares	In Column (a)
PLAN CATEGORY	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	283,500	$18.01	146,250	(1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	283,500	$18.01	146,250

(1) As of December 31, 2004, the 1998 Employee Share Incentive Plan, the 1998 Non-Employee Trustees’ Share Option Plan and the 2000 Stock Option Plan had no shares available and the 2002 Stock Option Plan had 146,250 shares available. The shares available for grant of 146,250 excludes 2,500 shares reserved under the 1998 Employee Share Incentive Plan for granting pursuant to the Deferred Share Long-Term Loyalty Bonus Agreement in years 2005 through 2009.

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

     On November 4, 2004, we sold the Pamlico Facility and the Mountain View Facility, which were acquired in 2001, upon the exercise by the State of North Carolina of its option to purchase the facilities per the terms of the lease agreements. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Results of Operations” and in Note 4 (Discontinued Operations) to our consolidated financial statements included in Item 8 of this report, certain amounts in our prior years consolidated financial statements have been reclassified to reflect the discontinued operation presentation including reclassifying the assets and liabilities associated with the Pamlico Facility and Mountain View Facility as held for sale for prior periods, and reporting the results of operations associated with such facilities for both current and prior periods as discontinued operations. Therefore, certain previously reported amounts in the selected consolidated financial data have been reclassified to reflect the discontinued operation presentation.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
(In thousands, except per share amounts)	12/31/04	12/31/03	12/31/02	12/31/01	12/31/00
OPERATING RESULTS
Revenue	$27,104	$25,705	$23,440	$23,004	$22,711
Income from continuing operations	17,495	13,021	9,375	8,388	8,444
Income from discontinued operations	6,175	718	753	562	—
Net income	23,670	13,739	10,128	8,950	8,444
Income from continuing operations per share, basic	1.60	1.44	1.30	1.17	1.18
Income from continuing operations per share, diluted	1.58	1.42	1.29	1.17	1.18
Net income per share, basic	2.16	1.52	1.41	1.25	1.18
Net income per share, diluted	2.14	1.50	1.40	1.25	1.18
Weighted average shares outstanding, basic	10,980	9,048	7,188	7,140	7,130
Weighted average shares outstanding, diluted	11,084	9,144	7,259	7,164	7,130
DIVIDENDS
Cash distributions declared per share	$1.98	$1.72	$1.60	$1.47	$1.46

	As of December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Real estate properties, net	$209,526	$215,321	$199,626	$204,975	$210,324
Assets held for sale	—	54,355	55,826	57,070	—
Total assets	218,316	274,628	262,589	266,847	213,775
Revolving line of credit	—	3,800	74,000	80,000	81,400
Liabilities associated with assets held for sale (including Bonds Payable)	—	56,819	57,755	58,462	—
Total liabilities	3,243	61,880	135,133	142,978	84,832
Total shareholders’ equity	215,073	212,748	127,456	123,869	128,943

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

Overview

     We were formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and government entities and leasing these facilities to experienced correctional and detention facility operators or the government entities under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). Except where the context otherwise requires, the terms “we,” “us,” “Company” or “our” refer to the business of Correctional Properties Trust and its consolidated subsidiaries.

     Our principal business strategy is to finance and/or acquire correctional and detention facilities that meet our investment criteria, from private prison owners and operators, developers and government entities, to expand our existing facilities, and to lease all of these facilities under long-term triple-net leases to qualified third-party operators. Our facilities are privately managed facilities that are leased to and operated by The Geo Group, Inc., or The Geo Group, or Community Educations Center, Inc., or CEC. We lease eleven of our facilities to The Geo Group or its subsidiary and one of our facilities to CEC.

     Substantially all of our revenues are derived from: (i) rents received under triple-net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.

     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases:

•	The Geo Group Leases. The base rent for the first year of each facility leased to The Geo Group before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of December 31, 2004, is approximately 3.75 years.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent was $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent will increase by 3.0% annually on each anniversary.

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

     Our cash flows from operating activities are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of our tenants, The Geo Group and CEC. Any of the following could have a material adverse impact on our cash flows from operating activities and income from operating activities:

•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The Geo Group and CEC. Only a governmental agency that has contracted with The Geo Group and CEC may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The Geo Group’s or CEC’s financial condition and their respective ability to make lease payments to us.

•	The Geo Group and its subsidiary and CEC are currently the only parties with whom we have lease agreements on our facilities. Accordingly, these parties account for 100% of our lease agreement revenue and the failure of either one of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The Geo Group is either the lessee or sub-lessee of 11 of the 12 facilities we own. As of December 31, 2004, approximately 90% of our revenue, and our ability to make distributions to our shareholders, will depend substantially upon The Geo Group making rent payments and satisfying its obligations to us. Any failure or delay by The Geo Group in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows from operating activities and income from operating activities and our ability to make anticipated distributions. Eight of our leases with The Geo Group expire during April 2008. To the extent these leases are not renewed by The Geo Group or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders will be adversely affected.

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

     Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing our consolidated financial statements, we have made our best estimates and assumptions that affect the reported assets and liabilities. We believe our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, and the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 (Basis of Presentation and Summary of Significant Accounting Policies) to our consolidated financial statements included in Item 8 of this report.

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

     Depreciation of Real Estate

     Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The purchase price of properties is allocated to tangible and intangible assets and liabilities based on their respective values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which was effective July 1, 2001. The tangible cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon the relative fair value of each component at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. The intangible costs of real estate properties are allocated to above or below market in-place leases and other lease origination costs. These intangible costs are amortized over the remaining term of the corresponding leases. We are required to make subjective evaluations of the estimated useful lives of our properties, which directly impact our net income.

     Impairment of Long-lived Assets

     We review the recorded value of our real estate for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. We have reviewed our long-lived assets and have determined that there are no events requiring impairment loss recognition. The method used to determine impairment would be based on estimates of undiscounted operating cash flows expected to be generated from the related long-lived assets. We would measure impairment as the difference between fair value and the net book value of the related asset.

     Interest Rate Swaps

     In accordance with the amended bank credit facility, we utilize interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of our variable rate bank debt obligations. These interest rate swaps exchange floating interest rate LIBOR payments on specified established notional amounts for fixed rate interest payments on the same notional amounts. We recognize our interest rate swap derivatives on the balance sheet at fair value, which is determined by the counter party, as either an asset or a liability. Changes in the fair value of interest rate swaps, which are determined to be effective cash flow hedges, are recorded in accumulated other comprehensive income or loss, which is a component of shareholders’ equity.

     Stock Options

     We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for our stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for our stock-based compensation plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, our net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 (Basis of Presentation and Summary of Significant Accounting Policies: Employee Stock-Based Compensation Plans) and Note 5 (Share Option and Incentive Plans) to our consolidated financial statements included in Item 8 of this report.

FINANCIAL CONDITION

Results of Operations

     On November 4, 2004, the Company completed the sale of the Pamlico Facility and Mountain View Facility to the State of North Carolina, and using the net proceeds from the sale and a substantial portion of the balance of the debt service fund, repaid all of the outstanding balance of the Bonds at par which were issued in 2001 to finance these facilities. In July 2004, the Company received written notice from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility, both of which were owned by a subsidiary of the Company, and leased to the State of North Carolina.

     As a result of the sale, certain amounts in our prior years consolidated financial statements have been reclassified to reflect the discontinued operation presentation including reclassifying the assets and liabilities associated with the Pamlico Facility and Mountain View Facility as held for sale for prior periods, and reporting the results of operations associated with such facilities for both current and prior periods as discontinued operations. The discontinued operations line item in the consolidated statements of income includes rental income, interest income and the net gain on the sale less depreciation expense recorded prior to the classification of the facilities as held for sale, interest expense on the Bonds used to finance the facilities and general and administrative expenses directly associated with both the Pamlico Facility and the Mountain View Facility.

     We recognized a combined net gain on the sale of these facilities of approximately $4,969,000 for financial reporting purposes in the fourth quarter of 2004; however, future results of operations and cash flows from operating activities will be negatively impacted because we will no longer receive the monthly rental income after the date of the sale of the facilities. For additional information, please see Note 4 (Discontinued Operations) to our consolidated financial statements included in Item 8 of this report.

2004 Compared with 2003

     For the twelve months ended December 31, 2004, rental revenues increased to $27,076,000 from $25,658,000 for the twelve months ended December 31, 2003. The 6% increase in rental revenues resulted primarily from the acquisition of Delaney Hall on May 29, 2003, which increased rental revenue in 2004 by approximately $1,082,000. The balance of the increase was primarily due to rent escalations, based on the consumer price index, on some of the remaining facilities.

     Depreciation for the twelve months ended December 31, 2004 increased to $5,795,000 from $5,612,000 for the twelve months ended December 31, 2003. Depreciation associated with the Delaney Hall Facility resulted in the 3% increase in depreciation from 2003 to 2004.

     General and administrative expenses for the twelve months ended December 31, 2004 increased 36% to $2,684,000 from $1,969,000 for the twelve months ended December 31, 2003. The increase in general and administrative expenses was primarily due to an increase in professional fees of $266,000, an increase in salaries and benefits of $225,000, an increase in insurance expense of $74,000, and an increase in Board of Trustee fees of $174,000.

     Interest expense decreased to $1,130,000 for the twelve months ended December 31, 2004 from $5,103,000 for the twelve months ended December 31, 2003. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the paying down of the outstanding balance in July 2003 using the proceeds from the secondary public offering.

     Income from discontinued operations for the twelve months ended December 31, 2004 was $6,175,000 compared to $718,000 for the same period in 2003. The increase is primarily due to a net gain of $4,969,000 recognized in 2004 on the sale of the Mountain View Facility and Pamlico Facility and a reduction in depreciation expense in 2004 as a result of the Pamlico Facility and the Mountain View Facility no longer being depreciated during the period the facilities were classified as held for sale, which was from July 2004 until the sale date in November 2004.

2003 Compared with 2002

     For the twelve months ended December 31, 2003, rental revenues increased to $25,658,000 from $23,366,000 for the twelve months ended December 31, 2002. The 10% increase in rental revenues resulted primarily from the acquisition of Delaney Hall on May 29, 2003, which increased rental revenue by $1,566,000. The balance of the increase was primarily due to rent escalations, based on the consumer price index, on some of the remaining facilities of approximately $470,000 and a one-time, cumulative non-recurring CPI rent escalation adjustment of approximately $256,000 on certain of the facilities leased to The Geo Group.

     Depreciation for the twelve months ended December 31, 2003 increased to $5,612,000 from $5,349,000 for the twelve months ended December 31, 2002. Depreciation associated with the Delaney Hall Facility resulted in the 5% increase in depreciation from 2002 to 2003.

     General and administrative expenses for the twelve months ended December 31, 2003 increased 36% to $1,969,000 from $1,448,000 for the twelve months ended December 31, 2002. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $183,000, an increase in insurance of $140,000, an increase in professional fees of $65,000 and an increase in Board of Trustee fees of $71,000.

     Interest expense decreased to $5,103,000 for the twelve months ended December 31, 2003 from $7,268,000 for the twelve months ended December 31, 2002. The decrease was primarily due to a reduction in interest on our amended bank credit facility as a result of the paying down of the outstanding balance in July 2003 using the proceeds from the secondary public offering.

     Income from discontinued operations for the year ended December 31, 2003 was $718,000 compared to $753,000 for the same period in 2002. The decrease is primarily due to a decrease in interest income.

Liquidity and Capital Resources

     Our short-term liquidity requirements normally consist primarily of funds necessary to pay for general and administrative expenses (including payroll and costs of legal, accounting and other professionals), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of space, the expansion of existing facilities and quarterly dividends and other distributions paid to our common shareholders. As a REIT, we are required to distribute at least 90% of our taxable income to holders of our common shares on an annual basis. Therefore, as a general matter, it is unlikely that we will retain any substantial cash balances that could be used to meet our liquidity needs. Instead, we expect to meet our short-term liquidity requirements generally through our working capital and net cash provided by operating activities. We believe that our net cash provided by operating activities will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT. All facilities owned by us are leased under triple-net leases, which require the lessees to pay substantially all expenses associated with the operation of these facilities. As a result of these arrangements, we do not believe we will be responsible for any major expenses in connection with the facilities during the terms of the leases.

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

     The amended bank credit facility is secured by our facilities, other than the Queens Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of December 31, 2004, the Company has no amounts drawn, and no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at December 31, 2004.

     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at December 31, 2004, respectively. The Company is required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at December 31, 2004 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of December 31, 2004, no amounts were outstanding under the $95 million amended bank credit facility. As of December 31, 2004, we had $95 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.

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

     The Geo Group does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, The Geo Group continues to make rental payments to us as required under the terms of the non-cancelable lease. The appraised value of the Jena Facility is approximately seven percent of the total value of the facilities as calculated above, and therefore, does not exceed 20% of the total value. As a result, the Jena Facility continues to be included in the Pledge Pool.

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

     Our long-term liquidity requirements customarily consist primarily of funds necessary to pay for the principal amount of our long-term debt as it matures and significant non-recurring capital expenditures that may need to be made periodically at our properties if the properties are not subject to a lease agreement, and the costs associated with acquisitions of properties as well as the expansion of existing facilities. Historically, we have satisfied these long-term liquidity requirements through what we believe to be the most advantageous source of capital available at the time, which has included borrowing under our amended bank credit facility and by issuing equity or debt securities in public or private transactions. We believe that these sources of capital will continue to be available in the future to fund our long-term capital needs. We anticipate that we will be able to obtain financing for our long-term capital needs. However, we cannot assure you that this additional financing or capital will be available on terms acceptable to us. We may, under some circumstances, borrow additional amounts in connection with the renovation or expansion of facilities, the acquisition of additional properties, or as necessary, to meet certain distribution requirements imposed on REITs under the Internal Revenue Code. Our ability to incur additional debt may be affected by a number of factors, including the terms and conditions of our facility leases, the underlying operating and management services agreement between the government entities and our lessees, our degree of leverage, the appraised value of our properties, the credit quality of lessees, the value of our unencumbered assets, and borrowing restrictions imposed by lenders.

     On June 12, 2002, we filed a “universal shelf” registration statement on Form S-3 with the Securities and Exchange Commission, under Rule 415 under the Securities Act of 1933, as amended. Subject to the effectiveness of this registration statement at the time of the offering, we may, from time to time, offer our common shares, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing. These securities may only be offered in amounts, at prices and on terms to be set forth in the prospectus contained in the effective registration statement, and in one or more supplements to the prospectus. The registration statement is intended to provide us flexibility to raise up to $250 million from the offering of these securities, subject to market conditions and capital needs. We currently have approximately $167 million available for issuance under the shelf registration statement subject to its effectiveness at the time of the offering. Net proceeds from the offering may be used by us to acquire correctional properties, repay outstanding debt, and for general working capital purposes.

Contractual Obligations and Contingent Liabilities and Commitments

     The following table aggregates our expected contractual obligations and commitments after December 31, 2004:

Payments due by period
		Less than	1-3	4-5	More than
(In thousands)	Total	1 year	years	years	5 years
Debt	$—	$—	$—	$—	$—
Operating lease	$30	$30	$—	$—	$—

     The operating lease in the table above is for our corporate office space which we lease at annual rent of approximately $50,000 plus operating expenses. The term of our lease expires on July 31, 2005. We are currently reviewing various alternatives in connection with our corporate office space including the renewal or extension of our existing lease.

     At December 31, 2004, we did not have any outstanding debt. Additionally, at December 31, 2004, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.

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

     The following table presents a reconciliation of FFO to net income for the years ended December 31, 2004, 2003 and 2002:

(Amounts in thousands)	2004	2003	2002
Net income	$23,670	$13,739	$10,128
Real estate depreciation	5,795	5,612	5,349
Real estate depreciation included in discontinued operations	964	1,784	1,784
Gain on sale of facilities	(4,969)	—	—

Funds from operations	$25,460	$21,135	$17,261

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

     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps, (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance debt or the impact interest rate movements will have on our debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we may from time to time enter into interest rate swaps and seek long term financing. As of December 31, 2004, no funds were drawn on the amended bank credit facility and, as such, we had no interest rate swaps in effect.

Item 8. Financial Statements and Supplementary Data.

     Our consolidated financial statements for the year ended December 31, 2004 and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     Disclosure Controls and Procedures. As of December 31, 2004, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of December 31, 2004.

     Management’s Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

     Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

Report of Independent Registered Public Accounting Firm

To the Shareholders
Correctional Properties Trust

We have audited management’s assessment included in management’s report on internal control over financial reporting that Correctional Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Correctional Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Correctional Properties Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Correctional Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Correctional Properties Trust and subsidiaries as of December 31, 2004, and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 26, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida
February 26, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders
Correctional Properties Trust

We have audited the accompanying consolidated balance sheets of Correctional Properties Trust (the Company) (a Maryland real estate investment trust) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Correctional Properties Trust at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Correctional Properties Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

West Palm Beach, Florida
February 26, 2005

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and December 31, 2003

(Amounts in thousands, except share and per share amounts)	2004	2003
Assets
Real estate properties, at cost:
Correctional and detention facilities	$243,747	$243,747
Less—accumulated depreciation	(34,221)	(28,426)

Net real estate properties	209,526	215,321
Assets held for sale	—	54,355
Cash and cash equivalents	5,004	668
Deferred financing costs, net	1,345	2,045
Other assets	2,441	2,239

Total assets	$218,316	$274,628

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$3,243	$1,261
Liabilities associated with assets held for sale	—	56,819
Revolving line of credit	—	3,800

Total liabilities	3,243	61,880

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 10,992,750 and 10,967,750 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,709	220,268
Distributions in excess of accumulated earnings	(5,625)	(7,531)
Unearned compensation	(22)	—

Total shareholders’ equity	215,073	212,748

Total liabilities and shareholders’ equity	$218,316	$274,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands, except per share amounts)	2004	2003	2002
Revenue
Rental	$27,076	$25,658	$23,366
Interest	28	47	74

	27,104	25,705	23,440

Expenses
Depreciation	5,795	5,612	5,349
General and administrative	2,684	1,969	1,448
Interest	1,130	5,103	7,268

	9,609	12,684	14,065

Income from continuing operations	17,495	13,021	9,375
Discontinued operations
Income from operations of discontinued facilities (including net gain on sale of $4,969 in 2004)	6,175	718	753

Net income	$23,670	$13,739	$10,128

Basic net income per common share:
Continuing operations	$1.60	$1.44	$1.30
Discontinued operations	.56	.08	.11

Total	$2.16	$1.52	$1.41

Diluted net income per common share:
Continuing operations	$1.58	$1.42	$1.29
Discontinued operations	.56	.08	.11

Total	$2.14	$1.50	$1.40

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,980	9,048	7,188
Diluted	11,084	9,144	7,259
Distributions declared per common share outstanding	$1.98	$1.72	$1.60

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands, except per share amounts)

				Distributions	Accumulated
	Common shares		Capital in	in excess of	other
		Par	excess of	accumulated	comprehensive	Unearned
	Shares	Amount	par value	earnings	loss	Compensation	Total
Balance, December 31, 2001	7,145	$7	$131,470	$(3,871)	$(3,737)	$—	$123,869
Exercise of stock options	205	—	3,832	—	—	—	3,832
Net income	—	—	—	10,128	—	—	10,128
Unrealized loss on derivative instruments	—	—	—	—	(1,897)	—	(1,897)
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	3,015	—	3,015

Comprehensive income	—	—	—	—	—	—	11,246

Distributions to shareholders ($1.60 per share)	—	—	—	(11,491)	—	—	(11,491)

Balance, December 31, 2002	7,350	7	135,302	(5,234)	(2,619)	—	127,456
Exercise of stock options	368	1	6,862	—	—	—	6,863
Issuance of common shares in a secondary offering, net of $4,984 of offering costs	3,250	3	77,888	—	—	—	77,891
Granting of deferred shares	—	—	216	—	—	—	216
Net income	—	—	—	13,739	—	—	13,739
Unrealized gain on derivative instruments	—	—	—	—	48	—	48
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	2,571	—	2,571

Comprehensive income	—	—	—	—	—	—	16,358

Distributions to shareholders ($1.72 per share)	—	—	—	(16,036)	—	—	(16,036)

Balance, December 31, 2003	10,968	11	220,268	(7,531)	—	—	212,748
Exercise of stock options	23	—	366	—	—	—	366
Issuance of restricted stock	2	—	75	—	—	(75)	—
Recognition of unearned compensation expense	—	—	—	—	—	53	53
Net income	—	—	—	23,670	—	—	23,670
Distributions to shareholders ($1.98 per share)	—	—	—	(21,764)	—	—	(21,764)

Balance, December 31, 2004	10,993	$11	$220,709	$(5,625)	$—	$(22)	$215,073

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002

(Amounts in thousands)	2004	2003	2002
Cash flows from operating activities
Income from continuing operations	$17,495	$13,021	$9,375
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of real estate properties	5,795	5,612	5,349
Amortization of deferred financing costs	709	774	765
Stock based compensation	53	216	—
Changes in operating assets and liabilities net of effect of discontinued operations:
Other assets	(202)	(20)	(155)
Accounts payable and accrued expenses	1	502	(20)

Net cash provided by operating activities of continuing operations	23,851	20,105	15,314

Income from discontinued operations	6,175	718	753
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
Depreciation of real estate properties	964	1,784	1,784
Amortization of deferred financing costs	59	70	70
Gain on sale of real estate properties	(4,969)	—	—
Changes in net assets held for sale	(125)	(371)	(573)
Changes in liabilities associated with assets held for sale	(964)	(11)	(12)

Net cash provided by operating activities of discontinued operations	1,140	2,190	2,022

Net cash provided by operating activities	24,991	22,295	17,336

Cash flows from investing activities
Net proceeds from the sale of real estate properties	51,261	—	—
Acquisition of real estate properties	—	(21,308)	—

Net cash provided by (used in) investing activities	51,261	(21,308)	—

Cash flows from financing activities
Distributions to shareholders	(19,784)	(16,036)	(11,491)
Proceeds from exercise of stock options	366	6,863	3,832
Proceeds from common stock offering (net of $4,984 of offering costs)	—	77,891	—
Net repayments under revolving line of credit	(3,800)	(70,200)	(6,000)
Repayments on bonds	(55,855)	(925)	(695)
Restricted cash	7,166	(12)	(32)
Deferred financing costs	(9)	(2,233)	(46)

Net cash used in financing activities	(71,916)	(4,652)	(14,432)

Net increase (decrease) in cash and cash equivalents	4,336	(3,665)	2,904
Cash and cash equivalents, beginning of year	668	4,333	1,429

Cash and cash equivalents, end of year	$5,004	$668	$4,333

Supplemental disclosure:
Cash paid for interest	$4,673	$8,525	$10,574

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. ORGANIZATION AND OPERATIONS

     Correctional Properties Trust (the “Company”) was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison owners and operators and government entities. At December 31, 2004, the Company owned twelve facilities of which eleven were leased to The Geo Group, Inc. (together with its subsidiaries, “GEO”) formerly known as Wackenhut Corrections Corporation, and one was leased to Community Education Centers, Inc (“CEC”). The Company operates in only one segment.

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

     GEO does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility, and as a result this facility is vacant. However, GEO continues to make rental payments to the Company as required under the terms of the leases.

     On March 16, 2001, the Company acquired the Mountain View Correctional Facility (the “Mountain View Facility”) in Spruce Pine, North Carolina, for approximately $25,200,000, including transaction costs, from an unrelated third party. The 576-cell, medium security prison was leased to the State of North Carolina, and was subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operated the facility. The initial lease on this facility, which became effective December 1998, included cash rental payments of $2,768,700 during the first year of the lease, payable monthly in arrears. On each anniversary date, the rental payment escalated in accordance with increases in the Consumer Price Index (CPI), with a minimum increase of 3.5%, and a maximum increase of 4%. The initial term of the lease was ten years, with two, ten-year renewals at the State of North Carolina’s option. The lessee had the option to acquire the facility in December 2004, for $26,215,800. The lessee exercised its option in July 2004 and purchased the facility from the Company in November 2004 (See Note 4). In an effort to minimize the costs and expenses associated with the selling of the Mountain View Facility and the Pamlico Facility, a single closing date was agreed to for the transactions. The closing date of November 4, 2004 was selected as it represented the approximate midpoint of the dates upon which each option became exercisable.

     On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties North Carolina Prison Finance LLC (“CP North Carolina”), a newly formed and wholly owned subsidiary of the Company. Concurrently, the Company refinanced the Mountain View Facility using a portion of the proceeds from the issuance of $57,535,000 of Taxable Mortgage Revenue Bonds, Series 2001 (the “Bonds”). This refinancing included repayment of the proceeds drawn under the Amended Bank Credit Facility (See Note 3) to purchase the Mountain View Facility. As a result of the sale of the Mountain View Facility and Pamlico Facility, the Company repaid all of the outstanding balance of the Bonds at par in November 2004 (See Note 4).

     On June 28, 2001, CP North Carolina acquired the Pamlico Correctional Facility (the “Pamlico Facility”) in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison was leased to the State of North Carolina, and was subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operated the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalated in accordance with increases in the CPI, with a minimum increase of 3.5%, and a maximum increase of 4%. The initial term of the lease was ten years, with two, ten-year renewals at the State of North Carolina’s option. The Company acquired the Pamlico Facility using a portion of the proceeds from the issuance of the Bonds. The lessee had the option to acquire the facility in August 2004, for $25,228,900. The lessee exercised its option in July 2004 and purchased the facility from the Company in November 2004 (See Note 4).

     On May 29, 2003, the Company acquired Delaney Hall, a 726 bed, minimum-security, correctional facility located in Newark, New Jersey, for approximately $21,000,000 plus transaction costs. The seller, Community Education Centers, Inc., leased Delaney Hall back from the Company subject to the terms of a ten-year, triple-net lease, with three additional renewal options of five years each at the option of CEC. The initial cash lease rate was 11% of the purchase price or $2,310,000 per annum, with 3% fixed annual increases on each anniversary. Under accounting principles generally accepted in the United States, the lease revenue will be recognized at a straight-line lease rate of 12.61% of the purchase price. The Company completed this acquisition using cash on hand, plus $17,000,000 drawn under the Amended Bank Credit Facility. The Company executed an intercreditor agreement with CEC’s senior lender granting certain rights to the senior lender to permit a cure by such lender of CEC’s events of default subject to such lender paying all lease obligations including rental payments and impositions, thereby preventing the termination of the CEC lease by the Company. As part of the transaction, a security deposit of approximately $662,000 was delivered by CEC to the Company which may be used by the Company to the extent required for the payment of rent or any other lease obligation if an event of default occurs.

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

Deferred Financing Costs

     Deferred financing costs, which are the costs of obtaining the Amended Bank Credit Facility, are being amortized on a straight-line basis over the term of the debt. This method approximates the effective interest rate method. Accumulated amortization of deferred financing costs at December 31, 2004 and 2003 was approximately $779,000 and $70,000, respectively.

Real Estate Properties

     Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The purchase price of properties is allocated to tangible and intangible assets and liabilities based on their respective values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, which was effective July 1, 2001. The tangible cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon the relative fair value of each component at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. The intangible costs of real estate properties are allocated to above or below market in-place leases and other lease origination costs. These intangible costs are amortized over the remaining term of the corresponding leases.

     Components of these real estate investments at cost are as follows at December 31, 2004 and 2003 (in thousands):

Land and land improvements	$11,942
Buildings and improvements	231,805

$243,747

Long-Lived Assets

     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, adopted by the Company in 2002, requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. If such changes or circumstances exist, management will evaluate estimated undiscounted cash flows expected to be generated from the related long-lived assets. If such undiscounted cash flow estimates are less than the carrying values of the related assets, the Company would measure impairment as the difference between fair value and the net book value of the related asset.

Leases and Rental Income

     All leases are accounted for as operating leases. Lease revenue is recognized on a straight-line basis over the lease term including the impact of the scheduled rent increases which are determinable in amount at the inception of the lease. Any increases in the lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. The annual minimum rent to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 2004 is as follows (in thousands):

Fiscal year	Annual Rent
2005	$27,273
2006	27,428
2007	27,588
2008	19,258
2009	5,586
Thereafter	9,947

$117,080

     For the year December 31, 2004, the revenue generated from GEO, the State of North Carolina and CEC represented 75%, 17% and 8%, respectively, of total rental revenue. For the year December 31, 2003, the revenue generated from GEO, the State of North Carolina and CEC represented 74%, 21% and 5%, respectively, of total rental revenue. For the year ended December 31, 2002, the revenue generated from GEO and the State of North Carolina represented 78% and 22%, respectively, of total rental revenue.

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

     If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income. Such an event could materially affect the Company’s net income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.

     Reconciliation Between Net Income and Estimated Taxable Income (in thousands) (Unaudited):

	For the years ended December 31,
	2004	2003	2002
Net income	$23,670	$13,739	$10,128
Straight-line rent adjustments	(335)	(511)	(596)
Net tax gain on sale of real estate in excess of GAAP gain on sale	2,224	—	—
Excess of Tax depreciation over GAAP depreciation	(1,436)	(1,739)	(2,010)
Tax stock option compensation expense in excess of GAAP	(138)	(851)	(322)
Other adjustments	(72)	152	(58)

Taxable income	23,913	10,790	7,142
Less capital gains	(8,044)	—	—

Adjusted taxable income subject to 90% dividend requirement	$15,869	$10,790	$7,142

     Reconciliation Between Cash Distribution and Distributions Paid Deduction (in thousands) (Unaudited):

	For the years ended December 31,
	2004	2003	2002
Cash dividends paid	$19,784	$16,036	$11,491
Less: Dividends on deferred shares and non- vested restricted stock	(17)	—	—
Less: Dividends treated as return of capital	—	(5,246)	(4,319)
Plus: Dividends paid in subsequent year treated as paid in current year	1,978	—	—
Plus: Dividends designated from following year	2,168	—	—

Dividends paid deduction	$23,913	$10,790	$7,172

     Characterization of Distributions Per Share (Unaudited):

	For the years ended December 31,
	2004		2003		2002
	$	%	$	%	$	%
Ordinary income	$1.2474	63.0%	$1.12144	65.2%	$.9984	62.4%

Capital gains	.7326	37.0%	—	0.00%	—	0.00%

Return of capital	—	0.00%	.59856	34.8%	.6016	37.6%

Total dividend distributions per share	$1.98	100%	$1.72	100%	$1.60	100%

Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts payable and accrued expenses, the Bonds and the revolving line of credit approximates fair value.

Interest Rate Swaps

     The Company applies the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and 138, related to its use of derivative financial instruments. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From time to time, the Company utilizes interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of its variable rate debt obligations.

     As a result of the repayment of the Amended Bank Credit Facility of $78 million in July 2003 using the proceeds from the July 2003 public offering, which in effect eliminated the like amount of variable rate borrowings associated with interest rate swap agreements, the Company terminated $66 million of interest rate swap agreements. The cost of terminating the interest rate swap agreements was approximately $1.0 million and was recorded as interest expense in the consolidated statements for the year ended December 31, 2003. As of December 31, 2004 and 2003, the Company has no interest rate swap agreements in effect.

Concentration of Credit Risk

     As the Company enters into certain derivative financial instruments, counterparties expose the Company to credit related losses in the event of non-performance. The Company monitors the credit worthiness of the counterparties. The Company does not customarily obtain collateral in connection with its derivative financial instruments.

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

	2004	2003	2002
Net income, as reported	$23,670	$13,739	$10,128
Add: stock-based compensation expense included in net income as reported	53	—	—
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(109)	(125)	(89)

Pro forma net income	$23,614	$13,614	$10,039

Net income per common share
Basic, as reported	$2.16	$1.52	$1.41
Basic, pro forma	$2.15	$1.50	$1.40

Diluted, as reported	$2.14	$1.50	$1.40
Diluted, pro forma	$2.13	$1.49	$1.38

Comprehensive Income

The components of the Company’s comprehensive income are as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Net income	$23,670	$13,739	$10,128
Unrealized gain (loss) on derivative instruments	—	48	(1,897)
Losses reclassified into earnings from other comprehensive loss	—	2,571	3,015

Comprehensive income	$23,670	$16,358	$11,246

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No.

     95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1)	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2)	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company plans to adopt Statement 123 using the modified prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method consistent with APB Opinion No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method may have a material impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements.

3. AMENDED BANK CREDIT FACILITY

     On November 25, 2003, the Company entered into its Amended and Restated Credit Agreement (the “Amended Bank Credit Facility”) initially consisting of a $95 million secured revolving credit facility. The Amended Bank Credit Facility replaces the Company’s original secured line of credit which matured on October 1, 2003 but was extended up until the closing of the Amended Bank Credit Facility. The proceeds of the Amended Bank Credit Facility, which has a term of thirty-six (36) months, may be used to finance the construction and acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The Amended Bank Credit Facility includes a swingline component and provisions to increase the Amended Bank Credit Facility up to a total of $200 million by increasing the Revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and closing.

     The Amended Bank Credit Facility is currently secured by the Company’s facilities other than the Queens Facility, and permits aggregate borrowings of up to 50% of the lesser of the aggregate of the historical cost of the Company’s facilities or the aggregate of the appraised value of such facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined) or 95% of Funds from Operations plus, in either case 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.

     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank

Credit Facility were 0 and 275 basis points at December 31, 2004, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at December 31, 2004 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Amended Bank Credit Facility, the Company paid fees and expenses of approximately $2.1 million.

     As of December 31, 2004, no amounts were outstanding under the $95 million Amended Bank Credit Facility. As of December 31, 2004, the Company had $95 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.

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

     GEO does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, GEO continues to make rental payments to the Company as required under the terms of the non-cancelable lease. The appraised value of this facility is approximately seven percent of the Total Value, and therefore, does not exceed 20% of the Total Value. As a result, the Jena Facility continues to be included in the Pledge Pool.

4. DISCONTINUED OPERATIONS

     After receiving written notice in July 2004 from the State of North Carolina of the exercise of its option to purchase the Pamlico Facility and the Mountain View Facility from the Company per the terms of the lease agreements, the Company completed the sale of the facilities to the State of North Carolina in November 2004. Per the terms of the lease agreements, the Company sold the Pamlico Facility and Mountain View Facility to the State of North Carolina for $25,228,900 and $26,215,800, respectively. The Company recognized a combined net gain on the sale of approximately $4,969,000 in 2004.

     As a result of the sale, certain amounts in our prior years consolidated financial statements have been reclassified to reflect the discontinued operation presentation including reclassifying the assets and liabilities associated with the Pamlico Facility and Mountain View Facility as held for sale for prior periods, and reporting the results of operations associated with such facilities for both current and prior periods as discontinued operations. The discontinued operations line item in the consolidated statements of income includes rental income, interest income and the net gain on the sale less depreciation expense recorded prior to the classification of the facilities as held for sale, interest expense on the Bonds used to finance the facilities and general and administrative expenses directly associated with both the Pamlico Facility and the Mountain View Facility.

     The Company used the net proceeds from the sale and a substantial portion of the balance of the debt service fund and repaid all of the outstanding balance of the Bonds at par which were issued in 2001 to finance these facilities. As a result, there are no Bonds outstanding as of November 4, 2004.

     As of December 31, 2003, the aggregate net carrying value of the Pamlico Facility and Mountain View Facility assets were approximately $54,355,000, which included the debt service fund and other restricted cash held by the trustee for the Bonds of approximately $7,166,000, with related liabilities of approximately $56,819,000, which included Bonds outstanding of $55,855,000. The aggregate rental revenues from these facilities for the year ended December 31, 2004, 2003 and 2002 were approximately $5,598,000, $6,651,000 and $6,651,000, respectively.

5. SHARE OPTION AND INCENTIVE PLANS

     The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as trustees. The Compensation Committee is responsible for making recommendations to the Board of Trustees concerning the granting of awards including determining the terms and conditions of the awards, vesting schedule, and any other restriction or limitations. Options have been granted at an exercise price equal to the fair market value at date of grant and have had a term of ten years from the date of grant. The options granted to officers and employees have vested immediately as to one-fourth of the shares subject thereto, and vest as to the remaining shares ratably on the first, second and third anniversary of the grant date. The options granted to the trustees have vested in full at the date of grant.

     A summary of the status of the Company’s stock option plans, including their weighted average option exercise price, as of December 31, 2004, 2003 and 2002, respectively, is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	298,500	$18.33	623,100	$18.32	761,750	$18.44
Options granted	—	—	56,000	$20.93	66,000	$18.13
Options exercised	(22,500)	$16.20	(368,100)	$18.65	(204,650)	$18.73
Options forfeited	—	—	(12,500)	$20.00	—	—

Outstanding at end of year	276,000	$18.50	298,500	$18.33	623,100	$18.32

Exercisable at end of year	242,500	$18.31	233,250	$18.27	559,850	$18.65

     Significant option groups outstanding at December 31, 2004, and related weighted average exercise price and remaining life information, are as follows:

		Exercise Price/		Exercise Price/
		Weighted Average		Weighted Average	Remaining Life
Grant Date	Outstanding	Exercise Price	Exercisable	Exercise Price	Outstanding
4/28/98	95,000	$20.00	95,000	$20.00	3.3 years
1/21/99	36,000	$17.31	36,000	$17.31	4.1 years
4/25/00	12,000	$11.19	12,000	$11.19	5.3 years
1/17/01	12,000	$11.00	12,000	$11.00	6.0 years
5/29/01	5,000	$12.62	5,000	$12.62	6.4 years
1/23/02	62,000	$18.13	49,500	$18.13	7.1 years
1/23/03	54,000	$20.93	33,000	$20.93	8.1 years

	276,000	$18.50	242,500	$18.31

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

     During 2004, 2,500 restricted stock awards were granted with a value of $30.18 each. The value of the restricted stock awards is recognized as compensation expense over the vesting period. The employee recipients of the restricted stock awards are entitled to receive dividends on all the restricted stock awards whether vested or not.

     As of December 31, 2004, the Company had options with respect to an aggregate of 146,250 common shares available for grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly. The Company did not grant any stock options in 2004. The Company’s pro forma information regarding net income and net income per share, as disclosed in Note 2, has been determined using the Black-Scholes option-pricing model based on the following assumptions:

	2003	2002
Weighted average fair value of options granted	$2.81	$2.14
Risk-free interest rate	4.00%	5.00%
Expected life (years)	8	8
Expected volatility	32.2%	32.5%
Quarterly dividend rate	7.6%	8.8%

6. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income from continuing operations and income from operations of discontinued facilities by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing income from continuing operations and income from operations of discontinued facilities by the weighted average number of common shares after considering additional dilution. The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Income from continuing operations	$17,495	$13,021	$9,375
Weighted average shares—basic	10,980	9,048	7,188
Per share—basic	$1.60	$1.44	$1.30
Effect of dilutive stock options	104	96	71
Weighted average shares—diluted	11,084	9,144	7,259
Per share—diluted	$1.58	$1.42	$1.29

Income from operations of discontinued facilities	$6,175	$718	$753
Weighted average shares—basic	10,980	9,048	7,188
Per share—basic	$.56	$.08	$.11
Effect of dilutive stock options	104	96	71
Weighted average shares—diluted	11,084	9,144	7,259
Per share—diluted	$.56	$.08	$.11

Net income	$23,670	$13,739	$10,128
Weighted average shares—basic	10,980	9,048	7,188
Per share—basic	$2.16	$1.52	$1.41
Effect of dilutive stock options	104	96	71
Weighted average shares—diluted	11,084	9,144	7,259
Per share—diluted	$2.14	$1.50	$1.40

     As of December 31, 2004, 2003 and 2002, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.

7. COMMITMENTS AND CONTINGENCIES

Employment Agreements

     In 2004, the Company entered into employment agreements with the Chief Executive Officer and the Chief Financial Officer. The employment agreements expire on April 30, 2009, unless terminated sooner in accordance with the terms of the agreements.

Legal Proceedings

     The nature of the Company’s business may result in claims for damages arising from the conduct of its employees, lessees or others. In the opinion of management, there are no known pending legal proceedings that would have a material effect on the consolidated financial statements of the Company.

Lease Commitments

     The Company leases office space under a non-cancelable operating lease expiring in 2005 at an annual rent of approximately $50,000 plus operating expenses. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $50,000, $45,000 and $43,000, respectively. The minimum remaining annual rent commitment under this obligation is $30,000 plus operating expenses.

8. SAVINGS AND RETIREMENT PLANS

     The Company has a 401(k) retirement plan (the “401(k) Plan”) covering all of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 25% of their compensation to the 401(k) Plan, subject to IRS limitations. The Company does not match contributions of participants; however, the Company made a discretionary contribution for the benefit of the participants of approximately $27,000 to the 401(k) Plan for year ended December 31, 2003. For the years ended December 31, 2004, 2003 and 2002, the Company incurred administrative costs of approximately $1,800, $1,800 and $1,000 respectively, in connection with the 401(k) Plan.

     Previously, the Board of Trustees had approved and adopted a Senior Executive Retirement Plan for which the only eligible participant in the plan, up to and including December 31, 2003, was the Chief Executive Officer of the Company. On December 31, 2003, the Company terminated the Senior Executive Retirement Plan and entered into a Deferred Share Long-Term Loyalty Bonus Agreement with the Chief Executive Officer of the Company. Pursuant to the Deferred Share Long-Term Loyalty Bonus Agreement, the Chief Executive Officer was granted 7,500 deferred shares on December 31, 2003 and will be granted an additional 500 deferred shares each year beginning in 2005 and ending in 2009 for a total of 10,000 deferred shares. Distributions will be paid on the outstanding deferred shares equal to any dividends paid on the common shares outstanding.

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

     The Senior Executive Retirement Plan was a defined benefit plan and, subject to certain maximum and minimum provisions, was to base pension benefits on a percentage of the employee’s final average annual salary, not including bonus (earned during the employee’s last five years of credited service) times the employee’s years of credited service. Benefits under the plan were to be offset by social security benefits. The plan was never funded. The assumptions for the discount rate and average increase in compensation used in determining the pension expense were 6% and 8%, respectively. In connection with the termination of the Senior Executive Retirement Plan, the Company recorded a gain to reverse the previously recognized pension expense of $260,000 in 2003. For the years ended December 31, 2003 and 2002, the Company recorded pension expense of approximately $85,000 and $75,000, respectively.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

	As of or for the period ended:
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2004
Net real estate properties	$213,873	$212,424	$210,975	$209,526
Total assets	272,435	271,509	271,436	218,316
Revenue	6,695	6,768	6,804	6,837
Net income	4,511	4,585	5,050	9,524
Net income per share, basic	0.41	0.42	0.46	0.87
Net income per share, diluted	0.41	0.41	0.46	0.86
Cash distribution per share	0.45	0.45	0.45	0.63

2003
Net real estate properties	$198,289	$218,219	$216,770	$215,321
Total assets	260,053	279,555	277,790	274,628
Revenue	5,917	6,217	6,662	6,909
Net income	2,628	2,827	3,432	4,852
Net income per share, basic	0.36	0.37	0.34	0.44
Net income per share, diluted	0.35	0.37	0.33	0.44
Cash distribution per share	0.40	0.42	0.45	0.45

     Certain amounts in the selected quarterly financial data for the first and second quarters in 2004 and each of the quarters in 2003 have been reclassified from that which was reported in the respective Form 10-Q’s as the result of the classification of the Mountain View Facility and the Pamlico Facility as held for sale effective in the third quarter of 2004. As a result, the net real estate carrying value of the Mountain View Facility and the Pamlico Facility, which was $43,927,000 at June 30, 2004, $44,373,000 at March 31, 2004, $44,819,000 at December 31, 2003, $45,265,000 at September 30, 2003, $45,711,000 at June 30, 2003 and $46,157,000 at March 31, 2003, was reclassified from net real estate properties into asset held for sale, and $1,663,000 for each of the quarters was reclassified from rental revenue to income from operations of discontinued facilities as compared to what was reported in the respective Form 10-Q’s. The reclassification was for financial statement presentation purposes only, and does not affect net income or cash flows for each of the quarters.

PART III

     The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is set forth in our definitive Proxy Statement relating to our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following consolidated financial statements are filed as part of this Form 10-K:

Correctional Properties Trust Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Balance Sheets at December 31, 2004 and December 31, 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements.

(2)	The following financial statement schedules are filed as part of this Form 10-K:

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2004

(3)	See Exhibit Index included elsewhere herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2005	CORRECTIONAL PROPERTIES TRUST (Registrant)
	By:	/s/ Charles R. Jones
Charles R. Jones
Chief Executive Officer and President

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

Signature	Title	Date
/s/ Robert R. Veach, Jr. Robert R. Veach, Jr.	Chairman of the Board	March 16, 2005

/s/ CHARLES R. JONES Charles R. Jones	Trustee, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2005

/s/ Richard R. Wackenhut Richard R. Wackenhut	Vice-Chairman of the Board	March 16, 2005

/s/ Anthony P. Travisono Anthony P. Travisono	Trustee	March 16, 2005

/s/ Clarence E. Anthony Clarence E. Anthony	Trustee	March 16, 2005

/s/ James D. Motta James D. Motta	Trustee	March 16, 2005

/s/ Donna Arduin Donna Arduin	Trustee	March 16, 2005

/s/ David J. Obernesser David J. Obernesser	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Accounting Officer)	March 16, 2005

INDEX TO EXHIBITS

Number	Description of Exhibits
3.1	Articles of Amendment and Restatement of Declaration of Trust of Correctional Properties Trust (1)

3.2	Amended and Restated Bylaws of Correctional Properties Trust (2)

3.3	Specimen of certificate representing the Common Shares (3)

4.1	Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of Correctional Properties Trust (included as Exhibits 3.1 and 3.2 hereof)

10.1	Agreement of Limited Partnership of Correctional Properties Trust Operating Limited Partnership L.P. (3)

10.2	Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.3	Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.4	Form of Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.5	Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.6	Form of Trustee and Officer Indemnification Agreement between Correctional Properties Trust and its trustees and officers (3)

10.7	Correctional Properties Trust 1998 Employee Share Incentive Plan (4)+

10.8	Correctional Properties Trust 1998 Non-Employee Trustees’ Share Option Plan (4)+

10.9	Correctional Properties Trust 2000 Stock Option Plan (6)+

10.10	Correctional Properties Trust 2002 Stock Option Plan (11)+

10.11	Agreement of Sale and Purchase dated October 30, 1998 between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.12	Credit Agreement dated October 2, 1998 by and among CPT Operating Partnership L.P., Correctional Properties Trust, NationsBank, N.A., NationsBanc Montgomery Securities LLC, the Bank of Nova Scotia and the Lenders parties thereto from time to time (5)

10.12(a)	Amendment Agreement No. 1 to Credit Agreement, dated March 10, 2000, by and among CPT Operating Partnership L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (8)

10.12(b)	Amendment Agreement No. 2 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

Number	Description of Exhibits
10.12(c)	Amendment Agreement No. 3 to Credit Agreement, dated March 16, 2001, by and among CPT Operating Partnership L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (9)

10.12(d)	Amendment Agreement No. 4 to Credit Agreement, dated June 28, 2001, by and among CPT Operating Partnership L.P., Correctional Properties Trust, Bank of America, N.A. (successor by merger to NationsBank, N.A), as Agent for the Lenders party to the Credit Agreement (10)

10.12(e)	Amendment Agreement No. 5 to Credit Agreement dated April 10, 2003 by and among CPT Operating Partnership L.P., Correctional Properties Trust and Bank of America, N.A. as Agent for the lenders (12)

10.12(f)	Amended and Restated Credit Agreement dated as of November 25, 2003 by and among CPT Operating Partnership L.P., Correctional Properties Trust, Bank of America, N.A., as Administrative Agent (13)

10.13	Agreement of Sale and Purchase dated January 15, 1999 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.14	Agreement of Sale and Purchase dated January 7, 2000 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (7)

10.15	The Agreement of Sale dated March 1, 2001 (Mountain View Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership L.P., a Delaware limited partnership (9)

10.16	The Agreement of Sale dated March 10, 2001 (Pamlico Correctional Facility), by and between Corrections Corporation of America, a Maryland corporation, and CPT Operating Partnership L.P., a Delaware limited partnership (10)

10.17	Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003 (12)

10.18	Master Agreement to Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003 (12)

10.19	Senior Executive Retirement Plan Termination Agreement (2)+

10.20	Deferred Share Long-Term Loyalty Bonus Agreement (2)+

10.21	Employment Agreement dated October 28, 2004 by and between Correctional Properties Trust and Charles R. Jones (14)+

10.22	Employment Agreement dated October 28, 2004 by and between Correctional Properties Trust and David J. Obernesser (14)+

21.1	List of Subsidiaries of Correctional Properties Trust (4)

23.1	Consent of Ernst & Young LLP (15)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15)

Number	Description of Exhibits
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4)	Incorporated by reference to Amendment No. 2 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on April 8, 1998.

(5)	Incorporated by reference to exhibit 4.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 1998 filed with the Commission on November 16, 1998.

(6)	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the Commission on March 30, 2000.

(7)	Incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 31, 2000.

(8)	Incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 2000 filed with the Commission on April 2, 2001.

(9)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on April 2, 2001.

(10)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on July 13, 2001.

(11)	Incorporated by reference to Appendix 2 to Registrant’s Definitive Proxy Statement filed with the Commission on March 14, 2002.

(12)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on July 15, 2003.

(13)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on December 5, 2003.

(14)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on November 2, 2004.

(15)	Filed here with this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Correctional Properties Trust
Schedule III - Real Estate and Accumulated Deprecation as of December 31, 2004
(dollars in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried at
				Initial Cost to Company		Acquisition		Close of Period 12/31/2004
												Date of
			Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
	Description	Location	at 12/31/2004	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Lives
1	Aurora Facility	Aurora, CO	(1)	$669	$7,160	$—	$—	$669	$7,160	$7,829	$(1,198)	1987	4/28/1998	40

2	McFarland Facility	McFarland, CA	(1)	333	6,687	—	—	333	6,687	7,020	(1,116)	1988	4/28/1998	40

3	Queens Facility	New York, NY	—	1,436	13,296	—	—	1,436	13,296	14,732	(2,219)	1997	4/28/1998	40

4	Central Valley Facility	McFarland, CA	(1)	525	17,066	—	—	525	17,066	17,591	(2,848)	1997	4/28/1998	40

5	Golden State Facility	McFarland, CA	(1)	956	16,599	—	—	956	16,599	17,555	(2,770)	1997	4/28/1998	40

6	Desert View Facility	Adelanto, CA	(1)	451	16,413	—	—	451	16,413	16,864	(2,739)	1997	4/28/1998	40

7	Broward County Facility	Broward County, FL	(1)	3,193	11,935	—	—	3,193	11,935	15,128	(1,992)	1998	4/28/1998	40

8	Karnes Facility	Karnes County, TX	(1)	500	15,820	—	—	500	15,820	16,320	(2,640)	1996	4/28/1998	40

9	Lawton Facility	Lawton, OK	(1)	371	45,389	—	—	371	45,389	45,760	(6,765)	1999	1/15/1999	40

10	Hobbs Facility	Hobbs, NM	(1)	—	48,389	—	—	—	48,389	48,389	(7,331)	1998	(2)	40

11	Jena Facility	Jena, LA	(1)	55	15,196	—	—	55	15,196	15,251	(1,893)	1999	1/7/2000	40

12	Delaney Hall Facility	Newark, NJ	(1)	3,453	17,855	—	—	3,453	17,855	21,308	(710)	2000	5/29/2003	40

				$11,942	$231,805	$—	$—	$11,942	$231,805	$243,747	$(34,221)

(1) This facility is held as security for the Bank Credit Facility, which had no amounts outstanding at December 31, 2004.

(2) In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

A summary of activity of real estate and accumulated depreciation is as follows: (Dollars in Thousands)

	For the years ended December 31,
Real Estate	2004	2003	2002
Balance at beginning of period	$293,298	$271,990	$271,990
Additions during period:
Acquisitions	—	21,308	—
Improvements	—	—	—
Other	—	—	—
Deductions during the period:
Cost of real estate sold	(49,551)	—	—
Other	—	—	—

Balance at close of period	$243,747	$293,298	$271,990

	For the years ended December 31,
Accumulated Depreciation	2004	2003	2002
Balance at beginning of period	$(33,157)	$(25,761)	$(18,628)
Additions during period:
Depreciation	(6,759)	(7,396)	(7,133)
Other	—	—	—
Deductions during the period:
Real estate sold	5,695	—	—
Other	—	—	—

Balance at close of period	$(34,221)	$(33,157)	$(25,761)