Form 10-Q
period 2005-03-31
CORRECTIONAL PROPERTIES TRUST
filed 2005-05-10
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

     There were 10,997,250 common shares, $0.001 par value per share, of the registrant outstanding as of May 9, 2005.

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

Item I — Financial Statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(Amounts in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate properties, at cost:
Correctional and detention facilities	$243,747	$243,747
Less—accumulated depreciation	(35,670)	(34,221)

Net real estate properties	208,077	209,526
Cash and cash equivalents	6,112	5,004
Deferred financing costs, net	1,168	1,345
Other assets	2,483	2,441

Total assets	$217,840	$218,316

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$1,159	$3,243
Deferred revenue	2,089	—

Total Liabilities	3,248	3,243

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized;
none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized;
10,992,750 and 10,992,750 shares issued and outstanding,
respectively	11	11
Capital in excess of par value	220,722	220,709
Distributions in excess of accumulated earnings	(6,123)	(5,625)
Unearned compensation	(18)	(22)

Total shareholders’ equity	214,592	215,073

Total liabilities and shareholders’ equity	$217,840	$218,316

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2005 and 2004
(Amounts in thousands, except share amounts)
(Unaudited)

	March 31,	March 31,
	2005	2004
Revenue
Rental	$6,860	$6,694
Interest	38	1

	6,898	6,695

Expenses
Depreciation	1,449	1,449
General and administrative	721	637
Interest	276	290

	2,446	2,376

Income from continuing operations	4,452	4,319
Discontinued operations
Income from operations of discontinued facilities	—	192

Net income	$4,452	$4,511

Basic net income per common share:
Continuing operations	$.41	$.39
Discontinued operations	—	.02

Total	$.41	$.41

Diluted net income per common share:
Continuing operations	$.40	$.39
Discontinued operations	—	.02

Total	$.40	$.41

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,991	10,973
Diluted	11,083	11,092

Distributions declared per common share outstanding (Note 7)	$.45	$.45

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Amounts in thousands, except share amounts)
(Unaudited)

	March 31,	March 31,
	2005	2004
Cash flows from operating activities
Income from continuing operations	$4,452	$4,319
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of real estate properties	1,449	1,449
Amortization of deferred financing costs	177	177
Stock based compensation	17	27
Changes in operating assets and liabilities net of effect of discontinued operations:
Other assets	(42)	20
Accounts payable and accrued expenses	(104)	(24)
Deferred revenue	2,089	2,025

Net cash provided by operating activities of continuing operations	8,038	7,993

Income from discontinued operations	—	192
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
Depreciation of real estate properties	—	446
Amortization of deferred financing costs	—	17
Changes in net assets held for sale	—	(62)
Changes in liabilities associated with assets held for sale	—	3

Net cash provided by operating activities of discontinued operations	—	596

Net cash provided by operating activities	8,038	8,589

Cash flows from financing activities
Distributions to shareholders	(6,930)	(4,943)
Proceeds from exercise of stock options	—	83
Net repayments under revolving line of credit	—	(3,600)
Repayments on bonds	—	(275)
Restricted cash	—	(19)
Deferred financing costs	—	(9)

Net cash used in financing activities	(6,930)	(8,763)

Net increase (decrease) in cash and cash equivalents	1,108	(174)
Cash and cash equivalents, beginning of year	5,004	668

Cash and cash equivalents, end of quarter	$6,112	$494

Supplemental Disclosure:
Cash paid for interest	$—	$1,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

     The consolidated financial information of Correctional Properties Trust (the “Company”) and its subsidiaries as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited, but has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the interim data includes all adjustments consisting solely of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s results for the periods presented. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. The consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

2. Recent Accounting Pronouncements

     In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate that the implementation of FIN 47 will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     On April 15, 2005, the Securities and Exchange Commission posted Final Rule Number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which is effective as of April 21, 2005. Under the Commission’s amendment, the Company is required to file financial statements that comply with SFAS No. 123R in its Quarterly Report on Form 10-Q for the first quarter of the first fiscal year that begins after June 15, 2005, and the Company is permitted, but is not required, to comply with SFAS No. 123R for periods before the required compliance date. The Company is currently assessing the timing and impact of adopting SFAS No. 123R.

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

     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar Rate Loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at March 31, 2005, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at March 31, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution.

     As of March 31, 2005, no amounts were outstanding under the $95 million Amended Bank Credit Facility. As of March 31, 2005, the Company had $95 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.

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

     The GEO Group, Inc. (or GEO) does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility, and as a result, the facility is currently vacant. However, GEO continues to make rental payments to the Company as required under the terms of the non-cancelable lease. The appraised value of this facility is approximately seven percent of the Total Value, and therefore, does not exceed 20% of the Total Value. As a result, the Jena Facility continues to be included in the Pledge Pool.

4. Earnings Per Share

     Basic earnings per share is computed by dividing income from continuing operations and income from operations of discontinued facilities for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income from continuing operations and income from operations of discontinued facilities for the period by the weighted average number of common shares outstanding for the period after considering additional dilution from outstanding stock options. The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2005	2004
Income from continuing operations	$4,452	$4,319
Weighted average shares — basic	10,991	10,973
Per share — Basic	$.41	$.39
Effect of potential dilutive common stock	92	119
Weighted average shares — diluted	11,083	11,092
Per share — Diluted	$.40	$.39

Income from operations of discontinued operations	$—	$192
Weighted average shares — basic	10,991	10,973
Per share — Basic	$—	$.02
Effect of potential dilutive common stock	92	119
Weighted average shares — diluted	11,083	11,092
Per share — Diluted	$—	$.02

Net income	$4,452	$4,511
Weighted average shares — basic	10,991	10,973
Per share — Basic	$.41	$.41
Effect of potential dilutive common stock	92	119
Weighted average shares — diluted	11,083	11,092
Per share — Diluted	$.40	$.41

     As of March 31, 2005, and 2004, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted earnings per share.

5. Discontinued Operations

     In November 2004, the Company sold the Pamlico Facility and Mountain View Facility to the State of North Carolina. As a result of the sale, certain amounts in the Company’s prior year’s quarterly consolidated financial statements have been reclassified to reflect the discontinued operation presentation by reporting the results of operations associated with such facilities for prior periods as discontinued operations. The discontinued operations line item in the consolidated statements of income includes rental income and interest income less depreciation expense recorded prior to the classification of the facilities as held for sale, interest expense on the bonds used to finance the facilities and general and administrative expenses directly associated with both the Pamlico Facility and the Mountain View Facility.

     The aggregate rental revenues from these facilities for the three months ended March 31, 2004 were approximately $1,663,000.

6. Employee Stock-Based Compensation Plans

     The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock options granted under the Company’s employee stock plans because the exercise prices of the stock options granted equal the market prices of the underlying stock on the dates of grant. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method pursuant to SFAS No. 123, to employee stock-based compensation plans. (In thousands except per share amounts)

	For the Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$4,452	$4,511
Add: stock-based compensation expense for restricted stock included in
net income as reported	17	27
Deduct: stock-based compensation expense determined under the fair value
based method for all awards	(27)	(41)

Pro forma net income	4,442	4.497

Net income per share
Basic, as reported	.41	.41
Basic, pro forma	.40	.41
Diluted, as reported	.40	.41
Diluted, pro forma	.40	.41

7. Distributions Declared Per Share

     Distributions are generally declared a quarter in arrears. Distributions declared per share for the three months ended March 31, 2005 and 2004 represent the fourth quarter distribution for 2004 and 2003, respectively.

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Forward Looking Statements

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

     Future Risk Factors include, without limitation: increasing competition, including new entrants in the marketplace; the mix of tenants as it relates to other private prison owners and operators and government entities; governmental and public policy changes; reliance on a single tenant for a significant portion of revenue; non-renewal of existing leases; government regulation; annual governmental appropriation risk; interest rate risk; repurchase of properties by tenants under purchase options; continued availability of financing; rental rates sufficient to make acquisitions feasible; limited alternative use and special purpose aspects of our properties; continued ability to pay a dividend; continued ability to qualify as a real estate investment trust; and financial resources in the amounts, at the times and on the terms required to support our future business. These are representative of the Future Risk Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic economic conditions including interest rate fluctuations and other Future Risk Factors. We will discuss such risks in our future reports filed with the Securities and Exchange Commission.

     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto, which are included elsewhere in this report.

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

3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The average remaining life on the eleven leases with The Geo Group as of March 31, 2005, is approximately 3.50 years.

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

     We have previously leveraged and anticipate continuing to leverage our portfolio of real estate equity investments in the future, and expect to continue to incur short-term indebtedness and related interest expense. We may also incur long-term indebtedness to make acquisitions, and/or refinance correctional facilities currently owned.

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

     Our cash flows from operating activities are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of our tenants, The Geo Group and CEC. Any of the following could have a material adverse impact on our cash flows from operating activities and income from operating activities:

•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The Geo Group and CEC. Only a governmental agency that has contracted with The Geo Group and CEC may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The Geo Group’s or CEC’s financial condition and their respective ability to make lease payments to us.

•	The Geo Group and its subsidiary and CEC are currently the only parties with whom we have lease agreements on our facilities. Accordingly, these parties account for 100% of our lease agreement revenue and the failure of either one of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The Geo Group is either the lessee or sub-lessee of 11 of the 12 facilities we own. As of March 31, 2005, approximately 90% of our revenue, and our ability to make distributions to our shareholders, will depend substantially upon The Geo Group making rent payments and satisfying its obligations to us. Any failure or delay by The Geo Group in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows from operating activities and income from operating activities and our ability to

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

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing our consolidated financial statements, we have made our best estimates and assumptions that affect the reported assets and liabilities. We believe our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, and the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 (Basis of Presentation and Summary of Significant Accounting Policies) to our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Depreciation of Real Estate

     Real estate properties are recorded at cost. Acquisition costs and transaction fees directly related to each property are capitalized as a cost of the respective property. The purchase price of properties is allocated to tangible and intangible assets and liabilities based on their respective values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. The tangible cost of real estate properties acquired is allocated between land, buildings and improvements, and machinery and equipment based upon the relative fair value of each component at the time of acquisition. Depreciation is provided for on a straight-line basis over an estimated useful life ranging from 27-40 years for buildings and improvements. The intangible costs of real estate properties are allocated to above or below market in-place leases and other lease origination costs. These intangible costs are amortized over the remaining term of the corresponding leases. We are required to make subjective evaluations of the estimated useful lives of our properties, which directly impact our net income.

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

     Interest Rate Swaps

     In accordance with the amended bank credit facility, we utilize interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of our variable rate bank debt obligations. These interest rate swaps exchange floating interest rate LIBOR payments on specified established notional amounts for fixed rate interest payments on the same notional amounts. We recognize our interest rate swap derivatives on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of interest rate swaps, which are determined to be effective cash flow hedges, are recorded in accumulated other comprehensive income or loss, which is a component of shareholders’ equity.

     Stock Options

     We account for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for stock options granted under the Company’s employee stock plans because the exercise prices of the stock options equal the market prices of the underlying stock on the dates of grant. Had compensation for our stock-based compensation plans been determined pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, our net income and earnings per share would have decreased accordingly. For additional information, please see Note 2 (Recent Accounting Pronouncements) and Note 6 (Employee Stock-Based Compensation Plans) to our unaudited consolidated financial statements included elsewhere in this report.

FINANCIAL CONDITION

Results of Operations

     In November 2004, the Company sold the Pamlico Facility and Mountain View Facility to the State of North Carolina. As a result of the sale, certain amounts in our prior year’s quarterly consolidated financial statements have been reclassified to reflect the discontinued operation presentation including reporting the results of operations associated with such facilities for prior periods as discontinued operations. The discontinued operations line item in the consolidated statements of income includes rental income and interest income less depreciation expense recorded prior to the classification of the facilities as held for sale, interest expense on the bonds used to finance the facilities and general and administrative expenses directly associated with both the Pamlico Facility and the Mountain View Facility.

Three Months ended March 31, 2005 vs. Three Months ended March 31, 2004

     For the three months ended March 31, 2005, rental revenues increased to $6,860,000 from $6,694,000 for the three months ended March 31, 2004. The 2% increase in rental revenues is primarily due to rent escalations, based on the consumer price index (CPI), on certain of the facilities.

     General and administrative expenses for the three months ended March 31, 2005 increased 13% to $721,000 from $637,000 for the three months ended March 31, 2004. The increase in general and administrative expenses was primarily due to an increase in business development related travel expenses of $19,000 and an increase in costs related to evaluating acquisition prospects of $38,000.

     Interest expense decreased to $276,000 for the three months ended March 31, 2005 from $290,000 for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005 and 2004 primarily consists of amortization of deferred financing costs and the unused fee on the amended bank credit facility.

     Income from discontinued operations for the three months ended March 31, 2005 was $0 compared to $192,000 for the three months ended March 31, 2004. The decrease is due to the sale of the Mountain View Facility and Pamlico Facility in November 2004.

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

     The amended bank credit facility is secured by our facilities, other than the Queens Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of March 31, 2005, the Company has no amounts drawn, and no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at March 31, 2005.

     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at March 31, 2005, respectively. The Company is required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at March 31, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of March 31, 2005, no amounts were outstanding under the $95 million amended bank credit facility. As of March 31, 2005, we had $95 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.

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

     On March 31, 2005, we signed a purchase and sale agreement to acquire an office condominium located in Palm Beach Gardens, Florida to be utilized as our corporate office. The total estimated costs of the office condominium, which is currently being developed, is currently estimated to be approximately of $1,300,000 to $1,400,000. We intend to fund these estimated costs from working capital. As owners of the office condominium, we will be responsible for paying all direct expenses associated with the building ownership, including real estate taxes, insurance and maintenance costs. Our lease for our current corporate office space expires on July 31, 2005, which we will seek to extend on a month-to-month basis until the completion of the office condominium, expected in the fourth quarter of 2005.

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

     We believe that in order to facilitate a clear understanding of our consolidated operating results, FFO should be examined in conjunction with net income as presented in the unaudited consolidated financial statements included elsewhere in this report.

     The following table presents a reconciliation of net income to FFO for the three months ended March 31, 2005 and 2004:

(Amounts in thousands)	For the Three Months Ended
	March 31, 2005	March 31, 2004
Net income	$4,452	$4,511
Real estate depreciation	1,449	1,449
Real estate depreciation included in discontinued operations	—	446

Funds from operations	$5,901	$6,406

The Owned Facilities

     The twelve facilities owned by us at March 31, 2005 were purchased for an aggregate cash purchase price of approximately $244 million. We lease eleven of these facilities to The Geo Group or its subsidiary and one of these facilities to CEC. These twelve facilities are located in nine states and have an aggregate design capacity of 6,856 beds. The following table sets forth certain information with respect to these facilities as of March 31, 2005.

						Design			Expiration
						Capacity			of	Operating
	Date Facility was					and		Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate(2)		Date	Agreement(3)	Options
THE GEO GROUP FACILITIES:
Aurora	April 1998	April 2008	BICE	BICE(4)	Minimum/	300/90%		May 1987	September	One
Processing Center,			Detention		Medium				2005	Six-
or the Aurora			Facility							Month
Facility,
Aurora, CO
McFarland Community	April 1998	April 2008	Pre-Release	CDOC (6)	Minimum/	224/30%		February 1988	December 2005(7)	—
Medium
Correctional
Facility,
or the McFarland
Center Facility,
McFarland, CA
Queens Private	April 1998	April 2008	BICE	BICE	Minimum/	200/79	%(8)	March 1997	June	Two
Correctional			Detention		Medium				2005(5)	One-
Facility,			Facility							Year
or the Queens
Facility,
New York, NY
Central Valley	April 1998	April 2008	Adult	CDOC	Minimum/	550/96%		December	December	—
Community			Correctional		Medium			1997	2007
Correctional			Facility
Facility,
or the Central
Valley Facility,
McFarland, CA
Golden State	April 1998	April 2008	Adult	CDOC	Minimum/	550/96%		December	December	—
Community			Correctional		Medium			1997	2007
Correctional			Facility
Facility,
or the Golden State
Facility,
McFarland, CA
Desert View	April 1998	April 2008	Adult	CDOC	Minimum/	550/99%		December	December	—
Community			Correctional		Medium			1997	2007
Correctional			Facility
Facility,
or the Desert View
Facility,
Adelanto, CA
Broward County	April 1998	April 2008	BICE	Broward County	Non-	300/74	%(10)	February	September	(10)
Work Release Center,			Detention	and BSO	Secured			1998	2005(10)
or the Broward			Facility	(9) and
County Facility,			and Work	BICE
Broward County,FL			Release
Center
Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	480/104%		January	2026	Varies
Correctional Center,			Correctional	County	Security			1996
Facility
or the Karnes
Facility,
Karnes City, TX
Lawton Correctional	January 1999	January 2009	Adult Correctional	ODOC(11)	Medium	1,500/99%		December 1998	June 2005	Three
Faility,			Facility							One-
or the Lawton										Year
Facility,
Lawton, OK

						Design			Expiration
						Capacity			of	Operating
	Date Facility was					and		Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate(2)		Date	Agreement(3)	Options

Lea County	October 1998	January 2009	Adult	Lea	Multi-	1,200/104%		May	June	Annual
Correctional	(12)		Correctional	County	Security			1998	2005
Facility,			Facility
or the Hobbs
Facility,
Hobbs, NM
Jena Juvenile	January 2000	January 2010	Juvenile	None	Multi-	276/0	%(13)	June	None (13)	None
Justice Center,			Correctional		Security			1999
or the Jena			Facility
Facility,
Jena, LA

FACILITY LEASED
TO CEC:
Delaney Hall	May 2003	May 2013	Adult	(14)	Minimum	726/ 99%		March	(14)	(14)
Newark, NJ			Correctional					2000
			Facility
Total Facilities	12					6,856/91%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of March 31, 2005. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting government entities on The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	The operating agreement on the Queens Facility was extended by BICE until June 30, 2005 on the current terms and conditions of the existing contract. However, BICE has not exercised it right to renew the option for the contract period April 1, 2005 through March 31, 2006. The Geo Group is currently in discussions with BICE regarding revised contract terms and conditions with the objective of entering into a full one-year extension of the operating agreement.

(6)	State of California Department of Corrections.

(7)	In January 2005, The Geo Group entered into a one year operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, which expires on December 31, 2005. The Geo Group’s previous contract with the CDOC on the McFarland Facility had expired on December 31, 2003 and the facility was vacant until the signing of the new contract in 2005.

(8)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(9)	The Broward County Sheriff’s Office, or the BSO.

(10)	Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2005, the BSO will utilize between 50-100 beds. BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has three remaining one-year renewal options.

(11)	State of Oklahoma Department of Corrections.

(12)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(13)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expired on December 31, 2004; and (3) Essex County, New Jersey, which expired on September 30, 2004. In connection with the Union County and Essex County correctional services operating agreements, CEC continues to provide services as specified in the agreements and expects extensions or new agreements to be approved including terms comparable to those in the expired agreements. On March 31, 2005, Union County and Essex County housed 171 and 480 inmates in Delaney Hall, respectively.

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

     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps, (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance debt or the impact interest rate movements will have on our debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we may from time to time enter into interest rate swaps and seek long term financing. As of March 31, 2005, no funds were drawn on the amended bank credit facility and, as such, we had no interest rate swaps in effect.

Item 4. Controls and Procedures.

     Disclosure Controls and Procedures. As of March 31, 2005, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of March 31, 2005.

     Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibit

(a) Exhibits

Number	Description of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

(1) Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

CORRECTIONAL PROPERTIES TRUST
(Registrant)

/s/ Charles R. Jones
Charles R. Jones
Chief Executive Officer and President (Principal Executive Officer)

/s/ David J. Obernesser
David J. Obernesser
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)

Date: May 10, 2005