Form 10-Q
period 2005-06-30
CORRECTIONAL PROPERTIES TRUST
filed 2005-08-09
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _________to _________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
There were 10,997,250 common shares, $0.001 par value per share, of the registrant outstanding as of August 8, 2005.

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I — FINANCIAL INFORMATION
Item I — Financial Statements.
CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate properties, at cost:
Correctional and detention facilities	$248,582	$243,747
Less—accumulated depreciation	(37,129)	(34,221)

Net real estate properties	211,453	209,526
Cash and cash equivalents	3,670	5,004
Deferred financing costs, net	991	1,345
Other assets	2,637	2,441

Total assets	$218,751	$218,316

Liabilities and shareholders’ equity Liabilities
Accounts payable and accrued expenses	$2,436	$3,243
Deferred revenue	2,146	—

Total Liabilities	4,582	3,243

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 10,997,250 and 10,992,750 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,835	220,709
Distributions in excess of accumulated earnings	(6,560)	(5,625)
Unearned compensation	(117)	(22)

Total shareholders’ equity	214,169	215,073

Total liabilities and shareholders’ equity	$218,751	$218,316

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2005 and 2004
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2005	2004
Revenue
Rental	$6,968	$6,767
Interest	33	1

	7,001	6,768

Expenses
Depreciation	1,459	1,449
General and administrative	749	638
Interest	277	283

	2,485	2,370

Income from continuing operations	4,516	4,398
Discontinued operations
Income from operations of discontinued facilities	—	187

Net income	$4,516	$4,585

Basic net income per common share:
Continuing operations	$.41	$.40
Discontinued operations	—	.02

Total	$.41	$.42

Diluted net income per common share:
Continuing operations	$.41	$.39
Discontinued operations	—	.02

Total	$.41	$.41

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,992	10,977
Diluted	11,084	11,078

Distributions declared per common share outstanding (Note 7)	$.45	$.45
The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2005 and 2004
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2005	2004
Revenue
Rental	$13,828	$13,461
Interest	71	2

	13,899	13,463

Expenses
Depreciation	2,908	2,898
General and administrative	1,470	1,275
Interest	553	573

	4,931	4,746

Income from continuing operations	8,968	8,717
Discontinued operations
Income from operations of discontinued facilities	—	379

Net income	$8,968	$9,096

Basic net income per common share:
Continuing operations	$.82	$.79
Discontinued operations	—	.04

Total	$.82	$.83

Diluted net income per common share:
Continuing operations	$.81	$.79
Discontinued operations	—	.03

Total	$.81	$.82

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,991	10,975
Diluted	11,084	11,085
Distributions declared per common share outstanding (Note 7)	$.90	$.90
The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2005	2004
Cash flows from operating activities
Income from continuing operations	$8,968	$8,717
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of real estate properties	2,908	2,898
Amortization of deferred financing costs	354	355
Stock based compensation	31	36
Changes in operating assets and liabilities net of effect of discontinued operations:
Other assets	(196)	(283)
Accounts payable and accrued expenses	(162)	(229)
Deferred revenue	2,146	2,056

Net cash provided by operating activities of continuing operations	14,049	13,550

Income from discontinued operations	—	379
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
Depreciation of real estate properties	—	892
Amortization of deferred financing costs	—	35
Changes in net assets held for sale	—	(118)
Changes in liabilities associated with assets held for sale	—	(9)

Net cash provided by operating activities of discontinued operations	—	1,179

Net cash provided by operating activities	14,049	14,729

Net cash used in investing activities

Acquisition of real estate properties	(3,500)	—

Cash flows from financing activities
Distributions to shareholders	(11,883)	(9,887)
Proceeds from exercise of stock options	—	187
Net repayments under revolving line of credit	—	(3,800)
Repayments on bonds	—	(570)
Restricted cash	—	(19)
Deferred financing costs	—	(9)

Net cash used in financing activities	(11,883)	(14,098)

Net (decrease) increase in cash and cash equivalents	(1,334)	631
Cash and cash equivalents, beginning of year	5,004	668

Cash and cash equivalents, end of quarter	$3,670	$1,299

Supplemental Disclosure:
Cash paid for interest	$84	$2,218

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The consolidated financial information of Correctional Properties Trust (the “Company”) and its subsidiaries as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited, but has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the interim data includes all adjustments consisting solely of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s results for the periods presented. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. The consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
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
     The Amended Bank Credit Facility is currently secured by all of the Company’s facilities other than the Queens Facility, and permits aggregate borrowings of up to 50% of the total value of the secured facilities (the “Pledge Pool”), which is calculated as the lesser of the aggregate of the historical cost of the secured facilities or the aggregate of the appraised value of such facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined) or 95% of Funds from Operations plus, in either case 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into certain interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.
     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar Rate Loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at June 30, 2005, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at June 30, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution.
     As of June 30, 2005, no amounts were outstanding under the $95 million Amended Bank Credit Facility. As of June 30, 2005, the Company had $95 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income from continuing operations	$4,516	$4,398	$8,968	$8,717
Weighted average shares – basic	10,992	10,977	10,991	10,975
Per share – Basic	$.41	$.40	$.82	$.79
Effect of potential dilutive common stock	92	101	93	110
Weighted average shares – diluted	11,084	11,078	11,084	11,085
Per share – Diluted	$.41	$.39	$.81	$.79

Income from operations of discontinued operations	$—	$187	$—	$379
Weighted average shares – basic	10,992	10,977	10,991	10,975
Per share – Basic	$—	$.02	$—	$.04
Effect of potential dilutive common stock	92	101	93	110
Weighted average shares – diluted	11,084	11,078	11,084	11,085
Per share – Diluted	$—	$.02	$—	$.03

Net income	$4,516	$4,585	$8,968	$9,096
Weighted average shares – basic	10,992	10,977	10,991	10,975
Per share – Basic	$.41	$.42	$.82	$.83
Effect of potential dilutive common stock	92	101	93	110
Weighted average shares – diluted	11,084	11,078	11,084	11,085
Per share – Diluted	$.41	$.41	$.81	$.82
     As of June 30, 2005, and 2004, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted earnings per share.
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
     The aggregate rental revenues from these facilities for the three and six months ended June 30, 2004 were approximately $1,663,000 and $3,326,000, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income, as reported	$4,516	$4,585	$8,968	$9,096
Add: stock-based compensation expense included in net income as reported	14	8	31	36
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(21)	(22)	(48)	(63)

Pro forma net income	$4,509	$4,571	$8,951	$9,069

Net income per share
Basic, as reported	$0.41	$0.42	$0.82	$0.83
Basic, pro forma	$0.41	$0.42	$0.81	$0.83
Diluted, as reported	$0.41	$0.41	$0.81	$0.82
Diluted, pro forma	$0.41	$0.41	$0.81	$0.82
7. Distributions Declared Per Share
     Regular quarterly distributions are generally declared a quarter in arrears. Regular quarterly distributions declared per share during the three months ended June 30, 2005 and June 30, 2004 represent the regular quarterly distribution for the first quarter of 2005 and 2004, respectively. Regular quarterly distributions declared per share during the six months ended June 30, 2005 represent the regular quarterly distribution for the fourth quarter of 2004 and the first quarter of 2005. Regular quarterly distributions declared per share during the six months ended June 30, 2004 represent the regular quarterly distribution for the fourth quarter of 2003 and the first quarter of 2004.
8. Expansion to the Lawton Correctional Facility
     On May 27, 2005, the Company amended the terms of its lease agreement with The GEO Group, Inc., dated January 15, 1999, relating to the Lawton Correctional Facility. Pursuant to this First Amendment to Lease Agreement (the “Amended Lease”), the Company completed the acquisition of an existing 300-bed expansion to the Lawton Correctional Facility in Lawton, Oklahoma from GEO. The acquisition was completed using cash on hand, and no debt was incurred. However, the facility is subject to a mortgage under the Company’s existing bank credit facility. The purchase price was $3.5 million. The Amended Lease also provides for the Company to fund up to $23 million for a new 600-bed expansion to be constructed onto the existing medium-security prison.
     Upon completion, the Company will own the entire 2,518-bed facility, comprised of the original 1,500 beds, the original 118 administrative beds, the newly acquired 300-bed expansion, and the 600-bed expansion to be constructed. The facility will continue to be leased to GEO to house adult, male inmates for the Oklahoma Department of Corrections.
     The Company is not obligated to fund more than $23 million of the costs for the 600-bed expansion. The Company may however, with no obligation to do so, advance more than $23 million if it so elects, with the additional costs reflected accordingly in the Amended Lease. If the Company elects not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. The

Company has incurred approximately $1,335,000 of construction and related costs in connection with the new 600-bed expansion, and these costs are included in Correctional and Detention Facilities in the accompanying Consolidated Balance Sheet as of June 30, 2005.
     GEO is currently paying the Company a lease rate of 11.08 percent on the original 1,500-bed facility, which remains unchanged as a result of this transaction. The acquired 300-bed expansion is leased to GEO at an initial rate of 9.5 percent. This resulted in a blended-lease rate for the 1,918-bed facility (which includes 118 adult segregation beds) of approximately 10.96 percent with annual lease escalators at CPI, not to exceed 4 percent annually. The new 600-bed expansion will also be leased to GEO at an initial rate of 9.5 percent of CPT’s total costs when it is completed. Following the completion of the new 600-bed expansion, the initial blended-lease rate on the entire 2,518-bed facility is expected to be approximately 10.50 percent with annual lease escalators at CPI, not to exceed 4 percent annually.
     The lease maturity date on the existing 1,500-bed facility between GEO and the Company has been amended. GEO had approximately four years remaining on its original 10-year lease with the Company. The amended lease provides a maturity date of 10 years on the entire 2,518-bed facility and will commence when the new 600-bed expansion is completed.

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

3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The base rent for the first year of the 300-bed expansion to the Lawton Correctional Facility leased to The GEO Group was equal to 9.5% of the facility price. After the first year, minimum rent escalates by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4% per annum throughout the term of the lease. The average remaining life on the eleven leases with The Geo Group as of June 30, 2005, is approximately 3.25 years.

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
     Our cash flows from operating activities are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of our tenants, The Geo Group and CEC. Any of the following could have a material adverse impact on our cash flows from operating activities and income from operating activities:
•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The Geo Group and CEC. Only a governmental agency that has contracted with The Geo Group and CEC may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The Geo Group’s or CEC’s financial condition and their respective ability to make lease payments to us.

•	The Geo Group and its subsidiary and CEC are currently the only parties with whom we have lease agreements on our facilities. Accordingly, these parties account for 100% of our lease agreement revenue and the failure of either one of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The Geo Group is either the lessee or sub-lessee of 11 of the 12 facilities we own. As of June 30, 2005, approximately 91% of our revenue, and our ability to make distributions to our shareholders, will depend

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
     Interest Rate Swaps
     In accordance with our amended bank credit facility, we utilize interest rate swap derivative instruments to manage changes in market conditions related to interest rate payments on certain of our variable rate bank debt obligations. These interest rate swaps exchange floating interest rate LIBOR payments on specified established notional amounts for fixed rate interest payments on the same notional amounts. We recognize our interest rate swap derivatives on the balance sheet at fair value as either an asset or a liability. Changes in the fair value of interest rate swaps, which are determined to be effective cash flow hedges, are recorded in accumulated other comprehensive income or loss, which is a component of shareholders’ equity.
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
Three Months ended June 30, 2005 vs. Three Months ended June 30, 2004
     For the three months ended June 30, 2005, rental revenues increased to $6,968,000 from $6,767,000 for the three months ended June 30, 2004. The 3% increase in rental revenues is primarily due to rent escalations, based on the consumer price index (CPI), on certain of the facilities.
     General and administrative expenses for the three months ended June 30, 2005 increased 17% to $749,000 from $638,000 for the three months ended June 30, 2004. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $61,000 and an increase in business development related travel expenses of $16,000.
     Interest expense decreased to $277,000 for the three months ended June 30, 2005 from $283,000 for the three months ended June 30, 2004. Interest expense for the three months ended June 30, 2005 and 2004 primarily consists of amortization of deferred financing costs and the unused fee on the amended bank credit facility.
     Income from discontinued operations for the three months ended June 30, 2005 was $0 compared to $187,000 for the three months ended June 30, 2004. The decrease is due to the sale of the Mountain View Facility and Pamlico Facility in November 2004.

Six Months ended June 30, 2005 vs. Six Months ended June 30, 2004
     For the six months ended June 30, 2005, rental revenues increased to $13,828,000 from $13,461,000 for the six months ended June 30, 2004. The 3% increase in rental revenues is primarily due to rent escalations, based on the consumer price index (CPI), on certain of the facilities.
     General and administrative expenses for the six months ended June 30, 2005 increased 15% to $1,470,000 from $1,275,000 for the six months ended June 30, 2004. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $68,000, an increase in Board of Trustee fees of $37,000, an increase in business development related travel expenses of $35,000 and an increase in costs related to evaluating acquisition prospects of $45,000.
     Interest expense decreased to $553,000 for the six months ended June 30, 2005 from $573,000 for the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 and 2004 primarily consists of amortization of deferred financing costs and the unused fee on the amended bank credit facility.
     Income from discontinued operations for the six months ended June 30, 2005 was $0 compared to $379,000 for the six months ended June 30, 2004. The decrease is due to the sale of the Mountain View Facility and Pamlico Facility in November 2004.
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
     The amended bank credit facility is secured by our facilities, other than the Queens Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of June 30, 2005, the Company has no amounts drawn, and no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at June 30, 2005.

     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at June 30, 2005, respectively. The Company is required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at June 30, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of June 30, 2005, no amounts were outstanding under the $95 million amended bank credit facility. As of June 30, 2005, we had $95 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.
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
     On March 31, 2005, we signed a purchase and sale agreement to acquire an office condominium located in Palm Beach Gardens, Florida to be utilized as our corporate office. The total estimated costs of the office condominium, which is currently being developed, is currently estimated to be approximately of $1,300,000 to $1,400,000. We intend to fund these estimated costs from working capital. As owners of the office condominium, we will be responsible for paying all direct expenses associated with the building ownership, including real estate taxes, insurance and maintenance costs. Our lease for our current corporate office space expired on July 31, 2005, which we have extended on a month-to-month basis until the completion of the office condominium, expected in the fourth quarter of 2005.
     On May 27, 2005, we amended the terms of our lease agreement with The GEO Group, Inc., dated January 15, 1999, relating to the Lawton Correctional Facility. Pursuant to the amended lease, we completed the acquisition of an existing 300-bed expansion to the Lawton Correctional Facility in Lawton, Oklahoma from GEO. The acquisition was completed using cash on hand, and no debt was incurred. However, the facility is subject to a mortgage under our existing bank credit facility. The purchase price was $3.5 million. The amended lease also provides for us to fund up to $23 million for a new 600-bed expansion to be constructed onto the existing medium-security prison.
     Upon completion, we will own the entire 2,518-bed facility, comprised of the original 1,500 beds, the original 118 administrative beds, the newly acquired 300-bed expansion, and the 600-bed expansion to be constructed. The facility will continue to be leased to GEO to house adult, male inmates for the Oklahoma Department of Corrections.
     We are not obligated to fund more than $23 million of the costs for the 600-bed expansion. We may however, with no obligation to do so, advance more than $23 million if we so elect, with the additional costs reflected accordingly in the amended lease. If we elect not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. We have incurred approximately $1,335,000 of construction and related costs in connection with the new 600-bed expansion. We expect to finance the new 600-bed expansion through net cash provided by operating activities and/or debt financings.
Inflation Considerations
     Most of our leases contain provisions designed to partially mitigate the adverse impact of inflation and are indexed in some manner to the CPI. Our leases require the tenant to pay all operating expenses, including maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.
Funds from Operations
     We believe Funds from Operations, or FFO, is helpful to investors as a measure of the performance of an equity REIT. FFO should not be considered as an alternative to net income (determined in accordance with generally accepted accounting principles) as an indication of our financial performance or to cash flows from operating activities (determined in accordance with generally accepted accounting principles) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.
     We compute FFO in accordance with the current standards established by the White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, which may differ from the methodology for calculating FFO utilized by other equity REITs, and accordingly, may not be comparable to such other REITs. The White Paper defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties.
     We believe that in order to facilitate a clear understanding of our consolidated operating results, FFO should be examined in conjunction with net income as presented in the unaudited consolidated financial statements included elsewhere in this report.
     The following table presents a reconciliation of net income to FFO for the three and six months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June. 30, 2005	June. 30, 2004	June. 30, 2005	June. 30, 2004
Net income	$4,516	$4,585	$8,968	$9,096
Plus real estate depreciation	1,459	1,449	2,908	2,898
Plus real estate depreciation included in discontinued operations	—	446	—	892

Funds from Operations	$5,975	$6,480	$11,876	$12,886

The Owned Facilities
The twelve facilities owned by us at June 30, 2005 were purchased for an aggregate cash purchase price of approximately $247 million. We lease eleven of these facilities to The Geo Group or its subsidiary and one of these facilities to CEC. These twelve facilities are located in nine states and have an aggregate design capacity of 7,156 beds. The following table sets forth certain information with respect to these facilities as of June 30, 2005.

						Design			Expiration
						Capacity			of	Operating
	Date Facility was					and		Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)		Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:
Aurora	April 1998	April 2008	BICE	BICE(4)	Minimum/	300/80%		May	September	One
Processing Center,			Detention		Medium			1987	2005	Six-
or the Aurora			Facility							Month
Facility,
Aurora, CO
McFarland Community	April 1998	April 2008	Pre-Release	CDOC (6)	Minimum/	224/96%		February 1988	December 2005(7)	—
Correctional					Medium
Facility,
or the McFarland
Center Facility,
McFarland, CA
Queens Private Correctional Facility	April 1998	April 2008	USMS Detention Facility	USMS(5)	Minimum/ Medium	200/5	%(8)	March 1997	June 2006(5)	One One-Year
or the Queens
Facility,
New York, NY
Central Valley	April 1998	April 2008	Adult	CDOC	Minimum/	550/93%		December	December	—
Community			Correctional		Medium			1997	2007
Correctional			Facility
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
Facility,
or the Desert View
Facility,
Adelanto, CA
Broward County Work Release Center,	April 1998	April 2008	BICE Detention	Broward County	Non-Secured	300/71	%(10)	February 1998	September 2005(10)	(10)
or the Broward County Facility, Broward County, FL			Facility and Work Release Center	and BSO(9) and BICE
Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	480/104%		January	2026	Varies
Correctional Center,			Correctional	County	Security			1996
or the Karnes			Facility
Facility,
Karnes City, TX
Lawton Correctional Facility, or the Lawton Facility, Lawton, OK	January 1999	January 2009	Adult Correctional Facility	ODOC(11)	Medium	1,800/99%		December 1998	June 2006	Two One-Year

						Design			Expiration
						Capacity			of	Operating
	Date Facility was					and		Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)		Date	Agreement (3)	Options
Lea County	October1998	January 2009	Adult	Lea	Multi-	1,200/104%		May	June	Annual
Correctional	(12)		Correctional	County	Security			1998	2006
Facility,			Facility
or the Hobbs
Facility,
Hobbs, NM
Jena Juvenile	January 2000	January 2010	Juvenile	None	Multi-	276/0	%(13)	June	None (13)	None
Justice Center,			Correctional		Security			1999
or the Jena			Facility
Facility,
Jena, LA
FACILITY LEASED
TO CEC:
Delaney Hall	May 2003	May 2013	Adult	(14)	Minimum	726/ 99%		March	(14)	(14)
Newark, NJ			Correctional					2000
			Facility
Total Facilities	12					7,156/91%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of June 30, 2005. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting government entities on The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	On June 30, 2005, The GEO Group’s operating agreement with BICE on the Queens Facility was transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO will manage and operate the Queens Facility on behalf of the United States Marshall Service (“USMS”) under a contract option period beginning July 1, 2005 and ending June 30, 2006.

(6)	State of California Department of Corrections.

(7)	In January 2005, The Geo Group entered into a one year operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, which expires on December 31, 2005. The Geo Group’s previous contract with the CDOC on the McFarland Facility had expired on December 31, 2003 and the facility was vacant until the signing of the new contract in 2005.

(8)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(9)	The Broward County Sheriff’s Office, or the BSO.

(10)	Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2005, the BSO will utilize between 50-100 beds. BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has three remaining one-year renewal options.

(11)	State of Oklahoma Department of Corrections.

(12)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(13)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility is currently vacant. However, The Geo Group is obligated under the terms of the lease to continue to make rental payments to us.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expires on December 31, 2006; and (3) Essex County, New Jersey, which expires on September 30, 2005.

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
     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps, (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance debt or the impact interest rate movements will have on our debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we may from time to time enter into interest rate swaps and seek long term financing. As of June 30, 2005, no funds were drawn on the amended bank credit facility and, as such, we had no interest rate swaps in effect.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. As of June 30, 2005, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of June 30, 2005.
     Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three and six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 28, 2005, we held our 2005 Annual Meeting of Shareholders, at which our shareholders elected Robert R. Veach, Jr., Richard R. Wackenhut and Kevin J. Foley each to a three-year term as trustees until the 2008 Annual Meeting and until their respective successors have been duly elected and qualified. Our shareholders voted 10,481,590 shares for the election of Mr. Veach and withheld or abstained from voting 94,492 shares. Our shareholders voted 10,510,657 shares for the election of Mr. Wackenhut and withheld or abstained from voting 65,425 shares. Our shareholders voted 10,517,396 shares for the election of Mr. Foley and withheld or abstained from voting 58,686 shares.

		Votes
	Votes	Withheld
Trustee	For	or Abstained
Robert R. Veach, Jr.	10,481,590	94,492
Richard R. Wackenhut	10,510,657	65,425
Kevin J. Foley	10,517,396	58,686
     Also, at the Annual Meeting, our shareholders approved amendments to our 2002 Stock Option Plan. Our shareholders voted 7,144,653 shares for amendments to the Company’s 2002 Stock Option Plan, voted 401,489 shares against these amendments and abstained from voting 43,583 shares. The broker non-vote was 2,986,357.
     In addition, at the Annual Meeting, our shareholders ratified the appointment of the firm of Ernst & Young LLP to be our independent registered public accounting firm for the fiscal year 2005. Our shareholders voted 10,392,207 shares for the ratification of Ernst & Young LLP as our independent registered public accounting firm, voted 163,317 shares against this ratification, and withheld or abstained from voting 20,558 shares.
Item 5. Other Information
None.
Item 6. Exhibit
(a)	Exhibits

Number
Description of Exhibits

10.1	First Amendment to Lease Agreement on the Lawton Oklahoma Correction and Detention Facility dated May 27, 2005 between CPT Operating Partnership L.P. (“Landlord”) and The GEO Group Inc. (“Tenant”)(1).

10.2	Form of Restricted Shares Award Agreement (1).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

(1)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

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

Date: August 9, 2005