Form 10-Q
period 2005-09-30
CORRECTIONAL PROPERTIES TRUST
filed 2005-11-09
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No    ☒
     There were 10,997,250 common shares, $0.001 par value per share, of the registrant outstanding as of November 7, 2005.

CORRECTIONAL PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item I — Financial Statements.
CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate properties, at cost:
Correctional and detention facilities	$252,142	$243,747
Less—accumulated depreciation	(38,603)	(34,221)

Net real estate properties	213,539	209,526
Cash and cash equivalents	4,043	5,004
Deferred financing costs, net	814	1,345
Other assets	2,513	2,441

Total assets	$220,909	$218,316

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$4,966	$3,243
Deferred revenue	2,147	—

Total liabilities	7,113	3,243

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 10,997,250 and 10,992,750 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,835	220,709
Distributions in excess of accumulated earnings	(6,951)	(5,625)
Unearned compensation	(99)	(22)

Total shareholders’ equity	213,796	215,073

Total liabilities and shareholders’ equity	$220,909	$218,316

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2005 and 2004
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	September 30,
	2005	2004
Revenue
Rental	$7,050	$6,799
Interest	30	5

	7,080	6,804

Expenses
Depreciation	1,474	1,449
General and administrative	766	593
Interest	279	278

	2,519	2,320

Income from continuing operations	4,561	4,484
Discontinued operations
Income from operations of discontinued facilities	—	566

Net income	$4,561	$5,050

Basic net income per common share:
Continuing operations	$.42	$.41
Discontinued operations	—	.05

Total	$.42	$.46

Diluted net income per common share:
Continuing operations	$.41	$.41
Discontinued operations	—	.05

Total	$.41	$.46

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,992	10,983
Diluted	11,105	11,078

Distributions declared per common share outstanding (Note 7)	$.45	$.45
The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2005 and 2004
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	September 30,
	2005	2004
Revenue
Rental	$20,878	$20,261
Interest	101	7

	20,979	20,268

Expenses
Depreciation	4,382	4,346
General and administrative	2,236	1,869
Interest	832	852

	7,450	7,067

Income from continuing operations	13,529	13,201
Discontinued operations
Income from operations of discontinued facilities	—	945

Net income	$13,529	$14,146

Basic net income per common share:
Continuing operations	$1.23	$1.20
Discontinued operations	—	.09

Total	$1.23	$1.29

Diluted net income per common share:
Continuing operations	$1.22	$1.19
Discontinued operations	—	.09

Total	$1.22	$1.28

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,991	10,978
Diluted	11,091	11,083

Distributions declared per common share outstanding (Note 7)	$1.35	$1.35
The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Amounts in thousands, except per share amounts)
(Unaudited)

	September 30,	September 30,
	2005	2004
Cash flows from operating activities
Income from continuing operations	$13,529	$13,201
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of real estate properties	4,382	4,346
Amortization of deferred financing costs	531	532
Stock based compensation	49	27
Changes in operating assets and liabilities net of effect of discontinued operations:
Other assets	(72)	(157)
Accounts payable and accrued expenses	12	(135)
Deferred revenue	2,147	2,056

Net cash provided by operating activities of continuing operations	20,578	19,870

Income from discontinued operations	—	945
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
Depreciation of real estate properties	—	964
Changes in net assets of discontinued operations	—	(94)
Changes in liabilities associated with assets of discontinued operations	—	(6)

Net cash provided by operating activities of discontinued operations	—	1,809

Net cash provided by operating activities	20,578	21,679

Net cash used in investing activities

Acquisition of real estate properties	(4,704)	—

Cash flows from financing activities
Distributions to shareholders	(16,835)	(14,835)
Proceeds from exercise of stock options	—	224
Net repayments under revolving line of credit	—	(3,800)
Repayments on bonds	—	(870)
Restricted cash	—	(30)
Deferred financing costs	—	(9)

Net cash used in financing activities	(16,835)	(19,320)

Net (decrease) increase in cash and cash equivalents	(961)	2,359
Cash and cash equivalents, beginning of year	5,004	668

Cash and cash equivalents, end of quarter	$4,043	$3,027

Supplemental Disclosure:
Cash paid for interest	$168	$3,291

The accompanying notes to consolidated financial statements are an integral part of these statements.

CORRECTIONAL PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The consolidated financial information of Correctional Properties Trust (the “Company”) and its subsidiaries as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited, but has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the interim data includes all adjustments consisting solely of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s results for the periods presented. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. The consolidated balance sheet at December 31, 2004 has been derived from the Company’s audited consolidated financial statements at that date. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
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
     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar Rate Loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at September 30, 2005, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at September 30, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution.
     As of September 30, 2005, no amounts were outstanding under the $95 million Amended Bank Credit Facility. As of September 30, 2005, the Company had $95 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.
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
     The GEO Group, Inc. (or GEO) does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility, and as a result, the facility has been vacant since the termination of the operating agreement in July 2000. GEO had recently allowed the State of Louisiana to use the Jena Facility on a temporary emergency basis to house approximately 500 inmates as a result of the emergency situation created by Hurricane Katrina. However, the State of Louisiana is no longer utilizing the facility, and the Jena Facility is currently vacant. GEO continues to make rental payments to the Company as required under the terms of the non-cancelable lease. The appraised value of this facility is approximately seven percent of the Total Value, and therefore, does not exceed 20% of the Total Value. As a result, the Jena Facility continues to be included in the Pledge Pool.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income from continuing operations	$4,561	$4,484	$13,529	$13,201
Weighted average shares – basic	10,992	10,983	10,991	10,978
Per share – Basic	$.42	$.41	$1.23	$1.20
Effect of potential dilutive common stock	113	95	100	105
Weighted average shares – diluted	11,105	11,078	11,091	11,083
Per share – Diluted	$.41	$.41	$1.22	$1.19

Income from operations of discontinued operations	$—	$566	$—	$945
Weighted average shares – basic	10,992	10,983	10,991	10,978
Per share – Basic	$—	$.05	$—	$.09
Effect of potential dilutive common stock	113	95	100	105
Weighted average shares – diluted	11,105	11,078	11,091	11,083
Per share – Diluted	$—	$.05	$—	$.09

Net income	$4,561	$5,050	$13,529	$14,146
Weighted average shares – basic	10,992	10,983	10,991	10,978
Per share – Basic	$.42	$.46	$1.23	$1.29
Effect of potential dilutive common stock	113	95	100	105
Weighted average shares – diluted	11,105	11,078	11,091	11,083
Per share – Diluted	$.41	$.46	$1.22	$1.28
     As of September 30, 2005, and 2004, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted earnings per share.
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
     The aggregate rental revenues from these facilities for the three and nine months ended September 30, 2004 were approximately $1,663,000 and $4,988,000, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income, as reported	$4,561	$5,050	$13,529	$14,146
Add: stock-based compensation expense included in net income as reported	18	9	49	27
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(25)	(14)	(73)	(42)

Pro forma net income	$4,554	$5,045	$13,505	$14,131

Net income per share
Basic, as reported	$0.42	$0.46	$1.23	$1.29
Basic, pro forma	$0.41	$0.46	$1.23	$1.29
Diluted, as reported	$0.41	$0.46	$1.22	$1.28
Diluted, pro forma	$0.41	$0.46	$1.22	$1.28
7. Distributions Declared Per Share
     Regular quarterly distributions are generally declared a quarter in arrears. Regular quarterly distributions declared per share during the three months ended September 30, 2005 and September 30, 2004 represent the regular quarterly distribution for the second quarter of 2005 and 2004, respectively. Regular quarterly distributions declared per share during the nine months ended September 30, 2005 represent the regular quarterly distribution for the fourth quarter of 2004 and the first and second quarter of 2005. Regular quarterly distributions declared per share during the nine months ended September 30, 2004 represent the regular quarterly distribution for the fourth quarter of 2003 and the first and second quarter of 2004.
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
     The Company is not obligated to fund more than $23 million of the costs for the 600-bed expansion. The Company may however, with no obligation to do so, advance more than $23 million if it so elects, with the additional costs reflected accordingly in the Amended Lease. If the Company elects not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. The Company has incurred approximately $4,895,000 of construction and related costs in connection with the new 600-bed expansion, and these costs are included in Correctional and Detention Facilities in the accompanying Consolidated Balance Sheet as of September 30, 2005.
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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The Geo Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The base rent for the first year of the 300-bed expansion to the Lawton Correctional Facility leased to The GEO Group was equal to 9.5% of the facility price. After the first year, minimum rent escalates by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4% per annum throughout the term of the lease. The average remaining life on the eleven leases with The Geo Group as of September 30, 2005, is approximately 3 years.

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
     Our cash flows from operating activities are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of our tenants, The Geo Group and CEC. Any of the following could have a material adverse impact on our cash flows from operating activities and income from operating activities:
•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The Geo Group and CEC. Only a governmental agency that has contracted with The Geo Group and CEC may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The Geo Group’s or CEC’s financial condition and their respective ability to make lease payments to us.

•	The Geo Group and its subsidiary and CEC are currently the only parties with whom we have lease agreements on our facilities. Accordingly, these parties account for 100% of our lease agreement revenue and the failure of either one of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The Geo Group is either the lessee or sub-lessee of 11 of the 12 facilities we own. As of September 30, 2005, approximately 91% of our revenue, and our ability to make distributions to our shareholders, will depend

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
Three Months ended September 30, 2005 vs. Three Months ended September 30, 2004
     For the three months ended September 30, 2005, rental revenues increased to $7,050,000 from $6,799,000 for the three months ended September 30, 2004. The 4% increase in rental revenues is primarily due to rent escalations, based on the consumer price index (CPI), on certain of the facilities and the acquisition of the 300 beds at the Lawton Facility in May 2005.
     General and administrative expenses for the three months ended September 30, 2005 increased 29% to $766,000 from $593,000 for the three months ended September 30, 2004. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $37,000, an increase in Board of Trustee fees of $19,000, an increase in business development related travel expenses of $10,000, an increase in costs related to evaluating acquisition prospects of $12,000, and an increase in professional fees of $66,000 primarily due to an increase in audit fees.
     Interest expense increased to $279,000 for the three months ended September 30, 2005 from $278,000 for the three months ended September 30, 2004. Interest expense for the three months ended September 30, 2005 and 2004 primarily consists of amortization of deferred financing costs and the unused fee on the amended bank credit facility.

     Income from discontinued operations for the three months ended September 30, 2005 was $0 compared to $566,000 for the three months ended September 30, 2004. The decrease is due to the sale of the Mountain View Facility and Pamlico Facility in November 2004.
Nine Months ended September 30, 2005 vs. Nine Months ended September 30, 2004
     For the nine months ended September 30, 2005, rental revenues increased to $20,878,000 from $20,261,000 for the nine months ended September 30, 2004. The 3% increase in rental revenues is primarily due to rent escalations, based on the consumer price index (CPI), on certain of the facilities and the acquisition of the 300 beds at the Lawton Facility in May 2005.
     General and administrative expenses for the nine months ended September 30, 2005 increased 20% to $2,236,000 from $1,869,000 for the nine months ended September 30, 2004. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $105,000, an increase in Board of Trustee fees of $58,000, an increase in business development related travel expenses of $45,000, an increase in costs related to evaluating acquisition prospects of $57,000, and an increase in professional fees of $28,000 primarily due to an increase in audit fees.
     Interest expense decreased to $832,000 for the nine months ended September 30, 2005 from $852,000 for the nine months ended September 30, 2004. Interest expense for the nine months ended September 30, 2005 and 2004 primarily consists of amortization of deferred financing costs and the unused fee on the amended bank credit facility.
     Income from discontinued operations for the nine months ended September 30, 2005 was $0 compared to $945,000 for the nine months ended September 30, 2004. The decrease is due to the sale of the Mountain View Facility and Pamlico Facility in November 2004.
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
     The amended bank credit facility is secured by our facilities, other than the Queens Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. As of

September 30, 2005, the Company has no amounts drawn, and no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at September 30, 2005.
     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at September 30, 2005, respectively. The Company is required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at September 30, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of September 30, 2005, no amounts were outstanding under the $95 million amended bank credit facility. As of September 30, 2005, we had $95 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.
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
     The GEO Group, Inc. (or GEO) does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility, and as a result, the facility has been vacant since the termination of the operating agreement in July 2000. GEO had recently allowed the State of Louisiana to use the Jena Facility on a temporary emergency basis to house approximately 500 inmates as a result of the emergency situation created by Hurricane Katrina. However, the State of Louisiana is no longer utilizing the facility, and the Jena Facility is currently vacant. GEO continues to make rental payments to the Company as required under the terms of the non-cancelable lease. The appraised value of this facility is approximately seven percent of the Total Value, and therefore, does not exceed 20% of the Total Value. As a result, the Jena Facility continues to be included in the Pledge Pool.
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
     On March 31, 2005, we signed a purchase and sale agreement to acquire an office condominium located in Palm Beach Gardens, Florida to be utilized as our corporate office. On October 14, 2005, we closed on the purchase of the office condominium and expect to move into our corporate office in the fourth quarter of 2005 following the completion of the interior improvements. The total estimated costs of the corporate office are approximately $1,400,000. As owners of the office condominium, we are responsible for paying all direct expenses associated with the building ownership, including real estate taxes, insurance and maintenance costs. Our lease for our current corporate office space expired on July 31, 2005, which we have extended on a month-to-month basis until the completion of the office condominium.
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
     We are not obligated to fund more than $23 million of the costs for the 600-bed expansion. We may however, with no obligation to do so, advance more than $23 million if we so elect, with the additional costs reflected accordingly in the amended lease. If we elect not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. We have incurred approximately $4,895,000 of construction and related costs in connection with the new 600-bed expansion and approximately $3,361,000 of these costs have been accrued and included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet as of September 30, 2005. We expect to finance the new 600-bed expansion through net cash provided by operating activities and/or debt financings.
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
     The following table presents a reconciliation of net income to FFO for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income	$4,561	$5,050	$13,529	$14,146
Plus real estate depreciation	1,474	1,449	4,382	4,346
Plus real estate depreciation included in discontinued operations	—	71	—	964

Funds from Operations	$6,035	$6,570	$17,911	$19,456

The Owned Facilities
     The twelve facilities owned by us at September 30, 2005 were purchased for an aggregate cash purchase price of approximately $247 million. We lease eleven of these facilities to The Geo Group or its subsidiary and one of these facilities to CEC. These twelve facilities are located in nine states and have an aggregate design capacity of 7,156 beds. The following table sets forth certain information with respect to these facilities as of September 30, 2005.

	Date					Design		Expiration
	Facility					Capacity		of	Operating
	was Acquired					and	Facility	Underlying	Agreement
Facility and	by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:
Aurora Processing Center, or the Aurora Facility, Aurora, CO	April 1998	April 2008	BICE Detention Facility	BICE(4)	Minimum/ Medium	300/87%	May 1987	March 2006	—
McFarland Community Correctional Facility, or the McFarland Center Facility, McFarland, CA	April 1998	April 2008	Pre-Release	CDOC (6)	Minimum/ Medium	224/97%	February 1988	December 2005(7)	—
Queens Private Correctional Facility, or the Queens Facility, New York, NY	April 1998	April 2008	USMS Detention Facility	USMS(5)	Minimum/ Medium	200/79%(8)	March 1997	June 2006(5)	One One- Year
Central Valley Community Correctional Facility, or the Central Valley Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/98%	December 1997	December 2007	—
Golden State Community Correctional Facility, or the Golden State Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/98%	December 1997	December 2007	—
Desert View Community Correctional Facility, or the Desert View Facility, Adelanto, CA	April 1998	April 2008	Adult Correctional Facility	CDOC	Minimum/ Medium	550/98%	December 1997	December 2007	—
Broward County Work Release Center, or the Broward County Facility, Broward County, FL	April 1998	April 2008	BICE Detention Facility and Work Release Center	Broward County and BSO(9) and BICE	Non- Secured	300/62%(10)	February 1998	September 2006 (10)	(10)
Karnes County Correctional Center, or the Karnes Facility, Karnes City, TX	April 1998	April 2008	Adult Correctional Facility	Karnes County	Multi- Security	480/107%	January 1996	2026	—
Lawton Correctional Facility, or the Lawton Facility, Lawton, OK	January 1999	January 2009	Adult Correctional Facility	ODOC(11)	Medium	1,800/98%	December 1998	June 2006	Two One- Year

	Date					Design		Expiration
	Facility					Capacity		of	Operating
	was Acquired					and	Facility	Underlying	Agreement
Facility and	by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
Lea County Correctional Facility, or the Hobbs Facility, Hobbs, NM	October 1998 (12)	January 2009	Adult Correctional Facility	Lea County	Multi- Security	1,200/103%	May 1998	June 2006	Annual
Jena Juvenile Justice Center, or the Jena Facility, Jena, LA	January 2000	January 2010	Juvenile Correctional Facility	None	Multi- Security	276/0%(13)	June 1999	None (13)	None

FACILITY LEASED TO CEC:
Delaney Hall Newark, NJ	May 2003	May 2013	Adult Correctional Facility	(14)	Minimum	726/ 99%	March 2000	(14)	(14)

Total Facilities	12					7,156/93%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.
(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of September 30, 2005. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of The Geo Group, CEC or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.
(3)	We are not a party to the underlying operating agreement on each facility. The Geo Group and CEC or their affiliates are the parties to the operating agreements with the contracting government entities on The Geo Group and CEC facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and The Geo Group or CEC does not terminate or cause the expiration of the lease agreement.
(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.
(5)	On June 30, 2005, The GEO Group’s operating agreement with BICE on the Queens Facility was transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO is managing and operating the Queens Facility on behalf of the United States Marshall Service (“USMS”) under a contract option period which began on July 1, 2005 and ends on June 30, 2006.
(6)	State of California Department of Corrections.

(7)	In January 2005, The Geo Group entered into a one year operating contract with the California Department of Corrections, or the CDOC, on the 224 bed McFarland Community Correctional Facility, or the McFarland Facility, which expires on December 31, 2005. The Geo Group’s previous contract with the CDOC on the McFarland Facility had expired on December 31, 2003 and the facility was vacant until the signing of the new contract in 2005.

(8)	The facility operating agreement for the Queens Private Correctional Facility includes a minimum guarantee of 150 beds (75% occupancy).

(9)	The Broward County Sheriff’s Office, or the BSO.

(10)	Under the operating agreement between the BSO and The Geo Group, which expires on September 30, 2006, the BSO will utilize between 50-100 beds. BICE has executed an operating agreement with The Geo Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has two remaining one-year renewal options.

(11)	State of Oklahoma Department of Corrections.

(12)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(13)	The Jena Facility was operated by The Geo Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The Geo Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility has been vacant since the termination of the operating agreement in July 2000. GEO had recently allowed the State of Louisiana to use the Jena Facility on a temporary emergency basis to house approximately 500 inmates as a result of the emergency situation created by Hurricane Katrina. However, the State of Louisiana is no longer utilizing the facility, and the Jena Facility is currently vacant. The Geo Group is obligated under the terms of the lease to continue to make rental payments to us regardless of the occupancy status of the Jena Facility.

(14)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expires on December 31, 2006; and (3) Essex County, New Jersey, which expires on December 31, 2005.

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
     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps, (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance debt or the impact interest rate movements will have on our debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we may from time to time enter into interest rate swaps and seek long term financing. As of September 30, 2005, no funds were drawn on the amended bank credit facility and, as such, we had no interest rate swaps in effect.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. As of September 30, 2005, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of September 30, 2005.
     Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three and nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibit
(a) Exhibits

Number	Description of Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
(1)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005.

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
Date: November 9, 2005