Form 10-K
period 2005-12-31
CentraCore Properties Trust
filed 2006-03-10
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 1-14031
CENTRACORE PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND (State or Other Jurisdiction of Incorporation or Organization)	65-0823232 (I.R.S. Employer Identification No.)

11376 JOG ROAD, SUITE 101 PALM BEACH GARDENS, FLORIDA (Address of Principal Executive Offices)	33418 (Zip Code)
(561) 630-6336
(Registrant telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, $.001 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
none

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of June 30, 2005, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $309,983,000 based on the closing price on that date of $28.30 per share.
     As of March 9, 2006, there were 11,003,050 of the registrant’s Common Shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the definitive Proxy Statement of the Company relating to the 2006 Annual Meeting of Shareholders.
Certain exhibits listed in Part IV of this Annual Report on Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Exchange Act of 1934, as amended.

CentraCore Properties Trust
Annual Report on Form 10-K

PART I
FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the federal securities laws. We caution investors that any forward-looking statements included or incorporated by reference in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “seek,” “may,” “might,” “plan,” “estimate,” “project,” “forecast,” “target,” “could,” “should,” “would,” “will,” “result,” “continue” and the negative of these words or other variations or comparable terminology which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future events or performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We expressly disclaim any responsibility to update or supplement our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•	our reliance on a single lessee for a substantial majority of our revenue;

•	non-renewal of existing leases;

•	the limited alternative use and special purpose aspects of our properties;

•	changes in interest rates;

•	our continued ability to obtain financing;

•	our ability to obtain rental rates sufficient to make acquisitions feasible;

•	our continued ability to pay a dividend;

•	changes in governmental and public policy;

•	our failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	general industry and market conditions;

•	our potential failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended; and

•	the other risk factors identified in this Form 10-K, including those described under the caption “Risk Factors.”
     The risks referenced above are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the Securities and Exchange Commission, and to other materials we may furnish to the public from time to time.
Item 1. Business.
General
     We are a fully integrated, self-administered and self-managed real estate investment trust, or REIT, that acquires or develops government facilities, which are leased either directly to government entities or private companies who operate the facilities on behalf of government entities. We lease our facilities under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, maintenance, structural and non-structural repairs and other costs).

     We were formed in February 1998 as a Maryland REIT and we changed our name from Correctional Properties Trust to CentraCore Properties Trust on December 20, 2005. We have historically focused on acquiring and developing correctional facilities but have also recently expanded our scope to include essential purpose government real estate projects outside the corrections sector, including mental health and higher education facilities.
     Our current tenants operate detention facilities under management services or operating agreements with various federal, state and local governmental authorities, including:

Immigration and Customs Enforcement	Oklahoma Department of Corrections

Karnes County, Texas	Essex County, New Jersey

Lea County, New Mexico	Union County, New Jersey

California Department of Corrections and Rehabilitation	New Jersey Department of Corrections
United States Marshals Service
     As of March 9, 2006, we owned and leased thirteen correctional and detention facilities in nine states. The aggregate purchase price of our facilities was approximately $263.6 million. Eleven of our facilities are located in eight states and leased to The GEO Group, Inc., or GEO (NYSE: GGI) or its subsidiary. These facilities represented 91% of our rental income for the year ended December 31, 2005. One of our facilities, which represented 9% of our rental income for the year ended December 31, 2005, is located in the State of New Jersey and leased to and operated by Community Education Centers, Inc., or CEC. Our most recently acquired facility is located in the state of California and leased to and operated by Cornell Companies, Inc., or CRN (NYSE: CRN). As of March 9, 2006, the aggregate design capacity of our facilities was 7,556 beds.
     The location and mailing address of our principal executive offices is 11376 Jog Road, Suite 101, Palm Beach Gardens, Florida 33418. Our telephone number is (561) 630-6336. As of March 9, 2006, we had five employees.
     In this annual report, unless stated otherwise or unless the content requires otherwise, references to “we,” “us,” “our,” “Company” or “CentraCore Properties” mean CentraCore Properties Trust and its subsidiaries.
Recent Events and 2005 Overview
     Name Change. Effective at the close of business on December 20, 2005, we changed our name from Correctional Properties Trust to CentraCore Properties Trust. Our common stock continues to trade under the symbol “CPV” but under the new CUSIP number 15235H107. In connection with our name change, our website changed to www.CentraCorePropertiesTrust.com. Additionally, in December 2005, we relocated our offices to 11376 Jog Road, Suite 101, Palm Beach Gardens, Florida, 33418. We chose CentraCore Properties Trust as our new name because our focus is real estate, which is central to the delivery of core governmental services.
     Mesa Verde Acquisition. On January 5, 2006, we completed the acquisition of the Mesa Verde Correctional Facility for $16.3 million plus transaction costs. The Mesa Verde Correctional Facility is a 400-bed, minimum-security correctional facility located in Bakersfield, California, and was acquired from Correctional Institution, LLC, an unrelated party. We drew $16.3 million from our existing credit facility to complete the acquisition; however, the property is not subject to a mortgage.
     Simultaneous with the acquisition, we leased the Mesa Verde Correctional Facility to Cornell Companies, Inc, or CRN. We executed a triple-net lease with CRN, expiring July 31, 2015, with annual rental payments of $1,708,200 (or approximately 10.48 percent of the facility purchase price of $16.3 million) with no annual lease escalator during the initial four and one-half years of the lease, and annual rental payments of $1,963,116 (or approximately 12.04 percent of the facility purchase price of $16.3 million) with no annual lease escalator for the following five years of the lease term. The lease includes a provision under which the lease payment will be increased by up to $50,000 annually during the initial term of the lease if the population housed in the Mesa Verde Correctional Facility is increased.

     CRN is operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation housing adult, male inmates. CRN has the one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
     Extension of the McFarland Facility Lease. Effective January 1, 2006, we amended the terms of the lease agreement with GEO, relating to the McFarland Community Correctional Facility in McFarland, California. Pursuant to the terms of the amended lease, the annual cash-rent payments are fixed at $950,000 with no annual lease escalator and the amended lease expiration date is March 31, 2016.
     GEO was awarded a new operating contract on the McFarland Community Correctional Facility with an initial term of five years beginning January 1, 2006, with two five-year renewal options by the California Department of Corrections and Rehabilitation. GEO has a one-time right to terminate the lease agreement effective 90 days following the expiration of the initial term of the new operating contract, at no cost, if the California Department of Corrections and Rehabilitation elects not to exercise its option to extend the current operating contract beyond the initial term.
     Lawton Facility Expansion. On May 27, 2005, we amended the terms of our lease agreement with GEO, dated January 15, 1999, relating to the Lawton Correctional Facility in Lawton, Oklahoma. Pursuant to this first amendment to the lease agreement, we completed the acquisition of an existing 300-bed expansion to the Lawton Correctional Facility from GEO. The acquisition was completed using cash on hand, and no debt was incurred. However, the facility is subject to a mortgage under our existing bank credit facility. The purchase price was $3.5 million. The amended lease also provided for us to fund up to $23 million for a new 600-bed build-to-suit expansion being constructed onto the existing medium-security prison.
     The acquired 300-bed expansion is leased to GEO at an initial annual rate of $332,500 (or 9.5 percent of our purchase price of $3.5 million). The new 600-bed expansion will also be leased to GEO at an initial annual rate of 9.5 percent of our total costs when it is completed. The amended lease provides a maturity date of 10 years on the entire facility and will commence when the new 600-bed expansion is completed, which is expected to be in the second half of 2006, but no later than the outside date of December 4, 2006 as per the terms of the amended lease. Under the amended lease, rent escalates on an annual basis by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum.
Business and Growth Strategies
     Operating and Investment Philosophy. Our business objectives are to maximize funds from operations and cash available for distribution to shareholders. We strive to achieve these objectives by:
•	pursuing investment opportunities with private prison owners and operators and government entities for the financing, development, acquisition and lease back of correctional and detention facilities and other essential purpose government facilities including mental health and higher education facilities;

•	working with tenants to identify opportunities to expand existing and newly acquired facilities; and

•	structuring facility leases to include rent escalation provisions which provide for annual increases in rent.
     Acquisition Opportunities. We believe that, because of the increasing demand for additional prison beds and the lack of capital available to finance new facilities, opportunities exist to finance, acquire or develop correctional and detention facilities from or on behalf of private prison owners and operators and various government entities.
     We may acquire from both private prison owners and operators and government entities additional correctional and detention facilities that meet our investment guidelines, as described in this report. In addition, we have the right to acquire and lease back to GEO any correctional or detention facilities which GEO acquires or has the right to acquire. This right expires the earlier to occur of the expiration or termination of all leases between us and GEO or April 2013, and is subject to time constraints on each specific property and subject to exceptions where the sale or transfer of ownership of a facility is restricted under a facility operating agreement or governmentally assisted financing arrangement. We intend to continue to pursue acquisitions that further diversify our investments with respect to tenant base, underlying government entity and geographic location.

     We believe that opportunities may exist to finance, acquire or develop correctional facilities from or on behalf of other private prison owners and operators and various government entities. Currently, less than 8% of all adult prison beds in the United States are privately managed. Historically, government entities have used various methods of construction financing to develop new correctional and detention facilities, including, but not limited to the following: (i) one-time general revenue appropriations by the government agency for the cost of the new facility, (ii) general obligation bonds that are secured by either a limited or unlimited tax levied by the issuing government entity or (iii) lease revenue bonds secured by an annual lease payment that is subject to annual or bi-annual legislative appropriation of funds. These jurisdictions are often not in a position to appropriate funds or obtain financing to construct a new correctional or detention facility because of other fiscal demands or requirements for public approval. Accordingly, we believe that, in an attempt to address fiscal pressures of matching revenue collections with projected expenses, these government entities may consider private financing, development, and ownership of new correctional and detention facilities and sale and leaseback transactions or other financing alternatives with respect to existing correctional and detention facilities. We believe that these situations may enable us to finance, acquire and develop correctional or detention facilities from and on behalf of governmental agencies at all levels, including those which might not be the subject of a private management contract. We have previously submitted, and intend to submit future proposals, under which we will finance and develop new real estate facilities which will be leased directly to the government or to companies which will operate the facilities on behalf of the government. These proposals also include the expansion of facilities we currently own, as well as the refurbishment or remodeling of facilities we acquire.
     Expansion Opportunities. We believe that there may be opportunities for expansion of our existing correctional facilities which could result in increased cash flows from operating activities and property values. We may use our capital to provide expansion space as requested by our tenants and expect that any such expansion of our facilities would result in correspondingly higher rental payments. Alternatively, a tenant may provide the capital for expansion, which should result in enhanced property values. There may also be instances where a tenant makes capital improvements to facilities we own which we then acquire from the tenant, and increase the rental payments accordingly.
     Rent Escalations. All of our leases contain rent escalation provisions except for the McFarland Facility and the Mesa Verde Facility leases.
•	GEO. The base rent for the first year of each facility leased to GEO before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3.0% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4.0% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to GEO was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The base rent for the first year of the 300-bed expansion to the Lawton Correctional Facility leased to GEO was equal to 9.5% of the purchase price for the expansion. After the first year, minimum rent escalates by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the lease. Pursuant to the terms of the amended lease on the McFarland Facility, effective January 1, 2006, the annual base rent is fixed at $950,000 with no annual lease escalator. The average remaining life on the eleven leases with GEO as of March 9, 2006, is approximately 2.7 years (or 4.8 years assuming the new 10-year lease term on the entire Lawton Facility to the year 2016 were already effective).

•	CEC. On May 29, 2003, we acquired Delaney Hall. The initial base rent rate was $2.31 million per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent increases by 3.0% annually on each anniversary.

•	Cornell Companies, Inc. On January 5, 2006, we acquired Mesa Verde Correctional Facility. The initial annual base rent rate was $1,708,200 (or approximately 10.48% of the facility purchase price of $16.3 million) with no annual lease escalator. After four and one-half years, annual base rent increases to $1,963,116 (or 12.04% of the facility purchase price of $16.3 million) for the following five years of the lease term with no annual lease escalator. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
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
Structure of the Company
     The following diagram sets forth the structure of the Company.

(1)	Following the consummation of our initial public offering, WCC RE Holdings, Inc., a wholly-owned subsidiary of The GEO Group, was merged with and into WCC RE Holdings LLC, or “WCCRE LLC”, which was formed as a wholly-owned subsidiary of The GEO Group, with WCCRE LLC being the surviving entity.

(2)	The operating partnership leases the following facilities to The GEO Group: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Karnes Facility, the Lawton Facility, the McFarland Facility and the Jena Facility, and leases the Delaney Hall Facility to CEC and the Mesa Verde Facility to CRN. See “The Facilities.”
(3)	The operating partnership leases the following facilities to WCCRE LLC, each of which was in turn subleased to The GEO Group: the Broward Facility, the Central Valley Facility, the Golden State Facility and the Desert View Facility. See “The Facilities.”
(4)	The provisions of some existing facility operating agreements between The GEO Group and the respective contracting government entities afford the governmental entity the right to assume a lease of the respective facility (or designate another facility operator to assume the lease of the respective facility) at a fixed rental rate in the event of the early termination of the facility operating agreement if specified events occur. In these instances, The GEO Group has entered into a sublease for the subject facility with WCCRE LLC, with WCCRE LLC as the sublessor and The GEO Group as the sublessee. The contracting governmental entity has the right to assume the rights of The GEO Group under this sublease on early termination of the operating agreement for the relevant facility. However, even if a government entity elects to exercise its right to assume a sublease relating to a facility, The GEO Group is nevertheless liable to us under the master lease relating to the facility. See “Subleases.”
(5)	Correctional Properties Prison Finance LLC (formerly known as Correctional Properties North Carolina Prison Finance LLC), or CPPF LLC, is a wholly owned subsidiary of ours. CPPF LLC is a Delaware limited liability company formed to acquire and own the previously owned Mountain View and Pamlico Facilities and issue the Bonds which were used to pay for those acquisitions. On November 4, 2004, we sold the Mountain View and Pamlico Facilities to the State of North Carolina.
(6)	Public Properties Development & Leasing LLC is a Delaware limited liability company, and it is a wholly owned subsidiary of ours.
Relationship With The GEO Group
     The GEO Group, or GEO, is a leading developer and manager of privatized correctional and detention facilities in the United States and abroad. GEO was founded in 1984 as a division of The Wackenhut Corporation, a leading provider of professional security services, to capitalize on emerging opportunities in the private correctional services market. According to industry reports, GEO is the second largest provider of privatized correctional and detention services in the United States and one of the largest providers of such services abroad, based upon the number of beds under management. As of December 31, 2005, GEO had 58 correctional and detention facilities under contract or award, with an aggregate design capacity of approximately 48,000 beds.
     Until he resigned in May 2002, one of our current trustees, Richard Wackenhut, had served on the board of directors of The GEO Group while also serving on our Board of Trustees. George Wachenhut, who had served on the board of directors of The GEO Group until May 2002, had served as a trustee on our Board of Trustees until September 2004. And two of our current trustees (Messrs. Jones and Travisono), the former of whom is our President and CEO, previously served as executive officers or directors of GEO prior to our initial public offering on April 28, 1998.
     In connection with the closing of our initial public offering on April 28, 1998, we and GEO, entered into a series of transactions which were designed to transfer ownership of eight correctional and detention facilities having an aggregate design capacity of 3,154 beds from GEO to us. The sale of these initial facilities was intended to provide a vehicle for possible future acquisitions of other facilities which GEO owns or has a right to acquire, in addition to other facilities we may acquire, and to enable us to qualify as a REIT for federal income tax purposes. In addition, during the period October 1998 to January 2000, we acquired from GEO three additional facilities for an aggregate purchase price equal to $109.4 million.
     As a result, we currently lease eleven correctional facilities to GEO under long-term, triple-net leases. The average remaining life on these eleven leases as of March 9, 2006, is approximately 2.7 years. Under the terms of any lease between us and GEO relating to a facility purchased from GEO, GEO has a thirty-day right of first refusal on the proposed sale of the facility by us.

     In connection with our initial public offering in 1998, we entered into a Right to Purchase Agreement with GEO. Under this agreement, we have the right to acquire and lease back to GEO any correctional or detention facilities which GEO acquires or has the right to acquire. This right expires the earlier to occur of the expiration or termination of all leases between us and GEO or April 2013, and is subject to time constraints on each specific property and subject to exceptions where the sale or transfer of ownership of a facility is restricted under a facility operating agreement or governmentally assisted financing arrangement.
     Under the terms of the Right to Purchase Agreement, we may purchase a particular facility at any time until the earlier of:
•	in the case of a newly developed facility, four years from the receipt of a certificate of occupancy for the facility or (b) in the case of an already operating facility, four years from the date the facility is acquired by GEO or the party from which GEO has the right to acquire the facility; or

•	six months after the facility attains an occupancy level of 75% of the number of beds authorized under the certificate of occupancy for the facility, subject to certain limited exceptions.
     The purchase price for each purchased facility will equal 105% (or other lower percentage as may be agreed to by GEO) of the aggregate costs related to the acquisition, development, design, construction, equipment and start-up of the relevant facility. GEO has agreed that, with respect to goods or services provided by GEO, these costs will not exceed the costs which would be paid if these goods and services had been purchased from a third party in an arm’s length transaction.
     In the case of any facility acquired after April 2003, the initial annual rental rate will be the fair market rental rate as mutually agreed upon by us and GEO or as determined by binding arbitration if the parties cannot reach an agreement.

Our Facilities
     The thirteen facilities owned by us at March 9, 2006, which we refer to in this annual report as “our facilities,” were purchased for an aggregate cash purchase price of approximately $263.6 million. We lease eleven of these facilities to GEO or its subsidiary, one of these facilities to Community Education Centers, Inc. and one of these facilities to Cornell Companies, Inc. These thirteen facilities are located in nine states and have an aggregate design capacity of 7,556 beds. The following table sets forth certain information with respect to these facilities as of March 9, 2006 except for the occupancy rate which was as of January 31, 2006.

	Date					Design		Expiration
	Facility was					Capacity		of	Operating
	Acquired by					and	Facility	Underlying	Agreement
Facility and	the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:
Aurora	April 1998	April 2008	BICE	BICE (4)	Minimum/	300/91%	May	March	—
Processing Center,			Detention		Medium		1987	2006
or the Aurora			Facility
Facility, Aurora, CO

McFarland Community	April 1998	March 2016 (7)	Pre-Release	CDOCR (6)	Minimum/	224/93%	February	June	Two
Correctional					Medium		1988	2010 (7)	Five-Year
Facility, or the McFarland Center Facility, McFarland, CA

Queens Private	April 1998	April 2008	USMS	USMS (5)	Minimum/	200/98%	March	June	One
Correctional			Detention		Medium		1997	2006 (5)	One-Year
Facility,			Facility
or the Queens Facility, New York, NY

Central Valley	April 1998	April 2008	Adult	CDOCR	Minimum/	550/98%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Central Valley Facility, McFarland, CA

Golden State	April 1998	April 2008	Adult	CDOCR	Minimum/	550/97%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Golden State Facility, McFarland, CA

Desert View	April 1998	April 2008	Adult	CDOCR	Minimum/	550/98%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility, or the Desert View Facility, Adelanto, CA

Broward Transition	April 1998	April 2008	BICE	BICE (8)	Non-	300/128% (8)	February	September	Two
Center,			Detention		Secured		1998	2006	One-Year
or the Broward			Facility
County Facility, Broward County, FL

Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	480/108%	January	2026	—
Correctional Center,			Correctional	County	Security		1996
or the Karnes			Facility
Facility, Karnes City, TX

	Date					Design			Expiration
	Facility was					Capacity			of	Operating
	Acquired by					and		Facility	Underlying	Agreement
Facility and	the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)		Date	Agreement (3)	Options
Lawton	January 1999	January 2009	Adult	ODOC(10)	Medium	1,800/99%		December	June	Two
Correctional		(9)	Correctional					1998	2006	One-
Facility,			Facility							Year
or the Lawton Facility, Lawton, OK

Lea County	October 1998	January 2009	Adult	Lea	Multi-	1,200/102%		May	June	Annual
Correctional	(11)		Correctional	County	Security			1998	2006
Facility,			Facility
or the Hobbs Facility, Hobbs, NM

Jena Juvenile	January 2000	January 2010	Juvenile	None	Multi-	276/0%	(12)	June	None (12)	None
Justice Center,			Correctional		Security			1999
or the Jena			Facility
Facility, Jena, LA

FACILITY LEASED TO CEC:
Delaney Hall	May 2003	May 2013	Adult	(13)	Minimum	726/99%		March	(13)	(13)
or the Delaney			Correctional					2000
Hall Facility,			Facility
Newark, NJ

FACILITY LEASED TO CORNELL COMPANIES, INC.:
Mesa Verde	January 2006	July 2015	Adult	CDOCR	Minimum	400/(14)		1988	June	Two
Correctional		(14)	Correctional						2010	Five-Year
Facility			Facility
or the Mesa Verde Facility, Bakersfield, CA

Total Facilities	13					7,556/94%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.
(2)	Design capacity measures the number of beds, and, accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of January 31, 2006. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of GEO, CEC, CRN or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)	We are not a party to the underlying operating agreement on each facility. The GEO Group, CEC and CRN or their affiliates are the parties to the operating agreements with the contracting government entities on GEO, CEC and CRN facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and GEO, CEC or CRN does not terminate or cause the expiration of the lease agreement.
(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.
(5)	On June 30, 2005, The GEO Group’s operating agreement with BICE on the Queens Facility was transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO is managing and operating the Queens Facility on behalf of the United States Marshals Service (“USMS”) under a contract option period which began on July 1, 2005 and ends on June 30, 2006.
(6)	State of California Department of Corrections and Rehabilitation.
(7)	The GEO Group entered into a new operating contract with the California Department of Corrections and Rehabilitation, or the CDOCR, on the 224-bed McFarland Community Correctional Facility, or the McFarland Facility, for an initial term of five years beginning on January 1, 2006. The GEO Group’s previous contract with the CDOCR on the McFarland Facility had expired on December 31, 2005. As a result of the new operating contract, the original lease expiration date on the McFarland Facility of April 28, 2008, was extended to accommodate the term of the new operating contract. Per the terms of the original lease agreement, the annual cash rent on the McFarland Community Correctional Facility prior to amending the lease was $803,497 with an annual lease escalator at CPI, not to exceed 4 percent annually. Pursuant to the terms of the amended lease, effective January 1, 2006, the annual, cash-rent payments are fixed at $950,000 with no annual lease escalator. The amended lease expiration date is March 31, 2016. However, GEO has a one-time right to terminate the lease agreement effective 90 days following the expiration of the initial term of the new operating contract, at no cost, if the CDOCR elects not to exercise its option to extend the new operating contract beyond the expiration date of the initial term.
(8)	BICE has executed an operating agreement with The GEO Group under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has two remaining one-year renewal options. The operating agreement between the Broward County Sheriff’s Office, or the BSO, and The GEO Group, was terminated in January 2006.
(9)	We are currently in the process of funding the construction of a 600-bed expansion onto the facility. Upon the completion of the new 600-bed expansion, which is currently expected to be in the second half of 2006 but no later than the outside date of December 4, 2006 as per the terms of the amended lease, it will be leased to GEO at an initial annual rate of 9.5 percent of our total costs, and a new lease term of 10 years will commence on the entire facility. Under the amended lease, rent escalates on an annual basis by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum.
(10)	State of Oklahoma Department of Corrections.
(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.
(12)	The Jena Facility was operated by The GEO Group under an operating agreement with the State of Louisiana, which was terminated in July 2000. The GEO Group does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility has been vacant since the termination of the operating agreement in July 2000. GEO had recently allowed the State of Louisiana to use the Jena Facility on a temporary emergency basis to house approximately 500 inmates as a result of the emergency situation created by Hurricane Katrina. However, the State of Louisiana is no longer utilizing the facility, and the Jena Facility is currently vacant. The GEO Group is obligated under the terms of the lease to continue to make rental payments to us regardless of the occupancy status of the Jena Facility.
(13)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expires on December 31, 2006; and (3) Essex County, New Jersey, which expires on September 30, 2006.

(14)	CRN has begun accepting inmates and operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation housing adult, male inmates. CRN has the one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
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
     The Central Valley Facility and the Golden State Facility are minimum/medium security facilities located on adjacent properties in McFarland, California. The Central Valley Facility is situated on approximately 19 acres, and the Golden State Facility is situated on approximately 33 acres. Each facility contains an approximately 95,901 square foot structure with a design capacity of 550 beds. Construction of each of the Central Valley Facility and Golden State Facility was completed in December 1997. The GEO Group has contracted with the CDOCR to operate each of these facilities, which contracts expire in December 2007.
     The Desert View Facility is located in Adelanto, California and is a minimum/medium security facility. The facility is situated on approximately 16 acres and contains approximately 95,901 square feet with a design capacity of 550 beds. Construction of the facility was completed in December 1997. The GEO Group has contracted with the CDOCR to operate this facility, which contract expires in December 2007.
     The Hobbs Facility is located in Hobbs, New Mexico and is a multi-security facility located on approximately 80 acres and contains approximately 360,000 square feet with a design capacity of 1200 beds. Construction was completed in May 1998. The GEO Group has contracted with Lea County to operate the facility, which contract expires in June 2006.
     The 1200-bed Hobbs Facility was acquired by us in three parts. The first 600 beds were acquired in October 1998, while the remaining 600 beds, referred to in this report as the Hobbs Expansion, were acquired in January 1999. In July 1999, we acquired an industries building at the Hobbs Facility.
     The Lawton Facility is located in Lawton, Oklahoma and is used as a medium security facility. The facility is situated on 160 acres. The approximately 421,000 square foot structure contains a design capacity for 1,800 beds. Construction was completed in December 1998. We are currently in the process of expanding the facility by 600-beds (See Recent Events and 2005 Overview). Oklahoma state law requires that the operating agreement contain a provision granting the Oklahoma Department of Corrections the option at the beginning of the State of Oklahoma’s fiscal year to purchase the facility at a predetermined price, which must be negotiated and included in a schedule or formula to be contained in the operating agreement. During the term of the operating contract, the State of Oklahoma has an option at the beginning of each fiscal year to purchase the facility by giving us as the owner at least one hundred and twenty days written notice of its intention to do so. The purchase price will be the fair market value as determined by an independent appraisal process. After the option to purchase is exercised and the notice is given, each party shall select a professional licensed M.A.I. appraiser who will then select a third professional licensed appraiser to exercise their sole judgment. The appraisers shall use the cost approach in determining fair market value of the facility. The State of Oklahoma may revoke its option to purchase if the purchase price is not acceptable or in the event, the funds are not made available through appropriations, or other state methods of financing the purchase. The cost of such appraisal shall be shared equally by the parties. The GEO Group’s contract with the Oklahoma Department of Corrections expires in June 2006, and includes two one-year renewal options at the option of the Oklahoma Department of Corrections.
     Pre-Release Center. A pre-release center is a minimum to medium security facility for inmates nearing parole, offering inmates basic education and pre-employment training as well as alcohol and drug abuse treatment and counseling. The pre-release centers acquired by us are the McFarland Facility, the Delaney Hall Facility and the Mesa Verde Facility.

     The McFarland Facility is located in McFarland, California. The facility is situated on approximately five acres, and contains approximately 35,000 square feet. The facility currently has a design capacity of 224 beds. The GEO Group has contracted with the CDOCR to operate this facility until June 2010.
     The Delaney Hall Facility is a 726 bed, minimum-security, correctional facility located in Newark, New Jersey. The facility is situated on approximately five acres, and contains approximately 80,000 square feet. CEC operates the Delaney Hall Facility under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expired on December 31, 2006; and (3) Essex County, New Jersey, which expires on September 30, 2006.
     The Mesa Verde Facility is located in Bakersfield, California. The facility is situated on approximately five acres, and contains approximately 53,000 square feet. The facility currently has a design capacity of 400 beds. CRN has contracted with the CDOCR to operate this facility until June 2010.
     Detention Facilities. Detention facilities are used to house undocumented aliens for the BICE or to house those held by the USMS for trial and are classified as minimum to medium security facilities. The detention facilities acquired by us include the Aurora Facility, the Queens Facility, and the Broward Facility.
     The Queens Facility is located on approximately 1.34 acres in New York, New York. The facility has a design capacity of 200 beds and contains approximately 61,400 square feet. The GEO Group began operating the facility in June 1997. On June 30, 2005, The GEO Group’s operating agreement with BICE on the Queens Facility was transferred to OFDT effective June 30, 2005. GEO is managing and operating the Queens Facility on behalf of the USMS under a contract option period which began on July 1, 2005 and ends on June 30, 2006.
     The Aurora Facility is located on approximately 46 acres in Aurora, Colorado. Originally designed to accommodate 150 beds, the facility was expanded in 1992 to contain a design capacity of 300 beds. The approximately 66,000 square foot medium security facility is operated under a management agreement entered into between the BICE and The GEO Group which expires in March 2006.
     The Broward Facility is located on approximately ten acres in Pompano Beach, Florida. The facility has a design capacity of 450 beds and contains approximately 86,500 square feet. The GEO Group is currently operating the facility under a contract with the BICE for 200 beds, with an option to expand by an additional 50 beds at the request of BICE. The contract expires in September 2006, and includes two one-year renewal options at the option of the BICE.
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
     With the exception of the Hobbs Facility and the Lawton Facility, the carrying value of each of our facilities is less than 10% of our total assets as of December 31, 2005. For federal income tax purposes, our tax basis in each facility is generally the purchase price paid by us. The real property associated with these properties (other than land) generally will be depreciated for federal income tax purposes over 40 years using the straight-line method, which equates to a rate of 2.5%. Other assets associated with the facilities may be depreciated by us using applicable useful lives.

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
     Maintenance, Modification and Capital Additions. Under each of its leases with us, The GEO Group is required, at its sole cost and expense, to maintain each leased property in good order, repair and appearance. We are not required to build or rebuild any improvements to any property leased to The GEO Group, or to make any repairs, replacements, alterations, restorations or renewals to any leased property.
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
     Indemnification Generally. Under each GEO Facility lease, except in circumstances involving the Company’s gross negligence or intentional misconduct, The GEO Group indemnifies, and is obligated to hold the Company harmless from and against any and all demands, claims, causes of action, fines, penalties, damages (including consequential damages), losses, liabilities (including strict liability), judgments, and expenses (including, without limitation, reasonable attorneys’ fees, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of each leased property; (ii) any activity, work, or thing done, or permitted or suffered by The GEO Group in or about the leased property; (iii) any acts, omissions, or negligence of The GEO Group or any person claiming under The GEO Group, or the contractors, agents, employees, invitees, or visitors of The GEO Group or any such person; (iv) any claim of any person incarcerated, held or detained in the leased property, including claims alleging breach or violation of such person’s civil or legal rights; (v) any breach, violation, or nonperformance by The GEO Group or the employees, agents, contractors, invitees, or visitors of The GEO Group, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of The GEO Group, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of The GEO Group; (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property.
     Events of Default. In the event of any event of default referable to a specific lease, we may evict The GEO Group from the respective leased property and either terminate the lease or re-let the leased property. However, we will have specified duties to mitigate our losses in the exercise of these remedies. In either event, The GEO Group shall remain responsible for the rent provided in the lease for this leased property for the remaining period of the term in excess of rents received by us from any successor occupant. Alternatively, at our option, we will be entitled to recover all unpaid rent then due plus the present value of the rent for the unexpired term at the time of the award. This will be subject to our obligation to deliver and pay to The GEO Group any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by The GEO Group. In addition, we may exercise any other rights that we may have under law. In the event we evict The GEO Group from a leased property, the master lease will, at the Company’s option, remain in full force and effect for all other leased properties. With respect to The GEO Group’s failure to timely pay rent and with respect to specified nonmonetary events of default under the master lease, we shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.
     Because the facilities are located in various states, the leases may be subject to restrictions imposed by applicable local law. Neither the master lease nor any of the other agreements entered into by The GEO Group in connection with the formation transactions prohibits or otherwise restricts our ability to lease properties to parties (domestic or foreign) other than The GEO Group.

     Because our leases with our tenants on our facilities are triple-net leases, which impose significant burdens upon the tenant and provide for an escalating annual base rent, the leases do not satisfy the requirements of certain government entities or allow The GEO Group the flexibility to tailor the lease provisions to the terms of a particular Request for Proposals, or RFP. In these instances, The GEO Group requests that we enter into a lease with WCCRE LLC., which in turn enters into a more basic fixed rental rate sublease with The GEO Group, which sublease meets the requirements of the contracting governmental entity, and permits the contracting governmental entity to assume such sublease in the event of early termination of the operating agreement for the relevant facility. The provisions of all subleases are subject to our review and approval. We have leased the following facilities to WCCRE LLC, each of which in turn is subleased to The GEO Group: the Broward Facility, the Central Valley Facility, the Golden State Facility and the Desert View Facility. We have leased the following facilities directly to The GEO Group: the Queens Facility, the Aurora Facility, the Hobbs Facility, the Lawton Facility, the Jena Facility, the McFarland Facility and the Karnes Facility.
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
     In connection with the conveyance of the facilities under the terms of the leases, we will agree to recognize and leave undisturbed the subleasing rights of the government entities. These subleases are presently in effect with respect to the Central Valley Facility, the Desert View Facility, and the Golden State Facility. The GEO Group has agreed that the term of the individual leases between The GEO Group and us for these facilities will be automatically extended, if necessary, in order to insure that the lease between us and The GEO Group will be commensurate with the term of any such subleases. Some of the material differences between the terms and provisions of the existing subleases and the leases are discussed below.
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

Lease with Community Education Centers, Inc.
Leases
     The Delaney Hall Facility leased to CEC is the subject of a separate lease that incorporates the provisions of a master lease between us and CEC. The lease of the facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to the land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease is for an initial term of 10 years and may be extended by CEC for three additional five-year terms beyond this fixed term at a fair market rental rate as mutually agreed upon by us and CEC or as determined by binding arbitration if the parties cannot reach an agreement. The fixed term and extended terms under each lease are subject to earlier termination upon the occurrence of specified contingencies described in the lease.
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
     Indemnification Generally. Under the Delaney Hall lease, except in circumstances involving the Company’s gross negligence or intentional misconduct, CEC indemnifies, and is obligated to hold the Company harmless from and against any and all demands, claims, causes of action, fines, penalties, damages (including, but not limited to, incidental and consequential damages), losses, liabilities (including, but not limited to, strict liability), judgments, and expenses (including, without limitation, reasonable attorneys’ fees and expenses, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of the property; (ii) any activity, work, or thing done, or permitted or suffered by or though CEC in or about the leased property; (iii) any acts, omissions, or negligence of CEC or any person claiming under CEC, or the contractors, agents, employees, invitees, or visitors of CEC or any such person; (iv) any claim of any person incarcerated, held or detained in the property, including claims alleging breach or violation of such person’s civil or legal rights; (v) any breach, violation, or nonperformance by CEC or the employees, agents, contractors, invitees, or visitors of CEC, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of CEC, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of CEC; or (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property.
     Events of Default. In the event of any event of default with respect to a specific lease, we may evict CEC from the respective leased property and either terminate the lease or re-let the leased property. However, we will have specified duties to mitigate our losses in the exercise of these remedies. In either event, CEC will remain responsible for the rent provided in the lease for this leased property for the remaining period of the term in excess of rents received by us from any successor occupant. Alternatively, at our option, we will be entitled to recover all unpaid rent then due plus the present value of the rent for the unexpired term at the time of the award. This will be subject to our obligation to deliver and pay to CEC any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by CEC. In addition, we may exercise any other rights that we may have under law. In the event we evict CEC from a leased property, the master lease will, at the Company’s option, remain in full force and effect for all other leased properties. With respect to CEC’s failure to timely pay rent and with respect to specified nonmonetary events of default under the master lease, we shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.
Lease with Cornell Companies, Inc.
Leases
     The Mesa Verde Facility leased to CRN is the subject of a separate lease that incorporates the provisions of a master lease between us and CRN. The lease of the facility includes the land, the buildings and structures and other improvements thereon, easements, rights and similar appurtenances to such land and improvements, and permanently affixed equipment, machinery, and other specified fixtures relating to the operation of the facility. The lease is for an initial term of approximately 9.6 years and may be extended by CRN for three additional five-year terms beyond this fixed term at a fair market rental rate as mutually agreed upon by us and CRN or as determined by binding arbitration if the parties cannot reach an agreement. CRN has the one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period. The fixed term and extended terms under each lease are subject to earlier termination upon the occurrence of specified contingencies described in the lease.
     Use of the Facilities. The Mesa Verde Facility lease permits CRN to operate the property solely as a correctional or detention facility, unless otherwise mutually agreed upon by us and CRN. The Mesa Verde Facility lease is a “triple-net lease” or

“absolute net lease” meaning CRN is required to pay base rent plus any additional charges related to the property, including all taxes, government charges, and all charges for utilities and services.
     Maintenance, Modification and Capital Additions. The Mesa Verde Facility lease requires CRN, at its sole cost and expense, to maintain the Mesa Verde Facility in good order, repair and appearance. We are not required to build or rebuild any improvements to Mesa Verde Facility, or to make any repairs, replacements, alterations, restorations or renewals to the property.
     CRN, at its sole cost and expense, may make alterations, additions, changes and/or improvements to the Mesa Verde Facility. Improvements which have a cost of more than $250,000 or which, when aggregated with the cost of all such improvements for any individual leased property in the same lease year, would cause the total cost of all such improvements to exceed $500,000, must receive our prior written consent and must not impair the value and primary intended use of the leased property. The $250,000 and $500,000 threshold amounts are increased 3% per year, cumulatively.
     The Mesa Verde Facility lease held by CRN provides that, at the request of CRN, we may but shall be under no obligation to finance and construct capital additions, or improvements, which are not normal or recurring to the maintenance of the property. A capital addition to the property may necessitate changes in the premises, rent, or other similar terms of the lease, which would be reflected in an amendment to the lease or a new lease agreement. In specified situations, a capital addition may be made directly by CRN and financed by third parties with our prior written consent. We have an option to acquire and lease back to CRN any capital additions that we have not undertaken or financed at any time during the lease term. The purchase price of the capital addition is required to be 105% (or a lower percentage if agreed to by CRN) of the cost of the capital addition. Fair market rental rates for any capital addition acquired or undertaken by us are mutually agreed upon by us and CRN, or established by binding arbitration if the parties cannot reach an agreement.
     Insurance. The Mesa Verde Facility lease with CRN provides that CRN is required to maintain insurance on the property under CRN’s insurance policies providing for the following coverages: (i) fire, vandalism, earthquake and malicious mischief, extended coverage perils, and all physical loss perils, (ii) comprehensive general public liability (including personal injury and property damage), (iii) loss of rental value and (iv) workers’ compensation.
     Right of First Refusal. CRN has a 30-day right of first refusal on the proposed sale by us of the Mesa Verde Facility.
     Environmental Matters. The Mesa Verde Facility lease with CRN provides that CRN makes various representations and warranties relating to environmental matters with respect to the property. The lease also requires CRN to indemnify and hold us harmless on the property from and against all environmental liabilities, costs and expenses except those liabilities, costs and expenses that result from our gross negligence or intentional misconduct or were present prior to the date we acquired the property.
     Assignment and Subletting. The lease with CRN provides generally that CRN may not, without our prior written consent, assign, sublease, mortgage, pledge, hypothecate, encumber or otherwise transfer any lease or any interest in the lease, or all or any part of the leased property. The lease further provides that except with respect to governmental subleases meeting specified requirements, our consent may be granted or withheld in our sole discretion. Any change of control of CRN will be treated as an assignment of a lease for these purposes. The lease further provides that no assignment or sublease will in any way impair the continuing primary liability of CRN under the lease.
     In addition, if requested by CRN in order to respond to a request for proposal for an operating agreement, we may agree to provide nondisturbance agreements in favor of government entities under the terms of which we will agree to recognize and leave the rights of any governmental sub-tenant undisturbed in the event of a termination of the lease, but only upon our determination that the provisions of any of these governmental subleases are acceptable in our sole and absolute discretion.
     Indemnification Generally. Under the Mesa Verde Facility lease, except in circumstances involving the Company’s gross negligence or intentional misconduct, CRN indemnifies, and is obligated to hold the Company harmless from and against any and all demands, claims, causes of action, fines, penalties, damages (including, but not limited to, incidental and consequential damages), losses, liabilities (including, but not limited to, strict liability), judgments, and expenses (including, without limitation, reasonable attorneys’ fees and expenses, court costs, and related expenses) incurred in connection with or arising from: (i) the use, condition, operation or occupancy of the property; (ii) any activity, work, or thing done, or permitted or suffered by or though CRN in or about the leased property; (iii) any acts, omissions, or negligence of CRN or any person claiming under CRN, or the contractors, agents, employees, invitees, or visitors of CRN or any such person; (iv) any claim of any person incarcerated, held or detained in the property, including claims alleging breach or violation of such person’s civil or legal rights; (v) any breach, violation, or nonperformance by CRN or the employees, agents, contractors, invitees, or visitors of CRN, of any term, covenant, or provision of any lease or any law, ordinance, or governmental requirement of any kind; (vi) any injury or damage to the person, property or business of CRN, its employees, agents, contractors, invitees, visitors, or any other person entering upon the leased property under the express or implied invitation of CRN; or (vii) any accident, injury to or death of persons or loss of damage to any item of property occurring at the leased property.
     Events of Default. In the event of any event of default with respect to a specific lease, we may evict CRN from the respective leased property and either terminate the lease or re-let the leased property. However, we will have specified duties to mitigate our losses in the exercise of these remedies. In either event, CRN will remain responsible for the rent provided in the lease for this leased property for the remaining period of the term in excess of rents received by us from any successor occupant. Alternatively, at our option, we will be entitled to recover all unpaid rent then due plus the present value of the rent for the unexpired term at the time of the award. This will be subject to our obligation to deliver and pay to CRN any net rentals or proceeds actually received from the lease, sale or other disposition of the leased property thereafter, up to the amount paid by CRN. In addition, we may exercise any other rights that we may have under law. In the event we evict CRN from a leased property, the master lease will, at the Company’s option, remain in full force and effect for all other leased properties. With respect to CRN’s failure to timely pay rent and with respect to specified nonmonetary events of default under the master lease, we shall have all of the foregoing rights, remedies and obligations with respect to all of the leased facilities.
Competition
     We have expanded our scope to include essential purpose government real estate projects outside the corrections sector, including mental health and higher education facilities. These projects are subject to a number of competitive factors, including regulatory expertise and the location and appearance of facilities.
     Our current facilities are, and any additional correctional and detention facilities acquired by us will be, subject to competition for inmates from private prison managers and possibly government entities. These include, but are not limited to Corrections Corporation of America; The GEO Group; CEC; Group 4 Falck Global Solutions Ltd; U.K. Detention Services, Ltd.; Cornell Companies, Inc.; Securicor PLC; Sodexho Alliance; Management and Training Corporation; Avalon Correctional Services, Inc.; GRW Inc; MinSec Corrections Corp.; and The Paladin Group. Some of these competitors are larger and have greater resources than we do. We also compete in some markets with small local companies that may have a better knowledge of the local conditions and may be better able to gain political and public acceptance. In addition, operating revenues of our correctional and detention facilities will be affected by a number of factors, including the demand for inmate beds and general economic conditions. We are subject to competition for the acquisition of correctional and detention facilities with other purchasers of correctional and detention facilities.
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
     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner’s ability to sell such real estate or to borrow funds if the borrower is using such real estate as collateral. Neither we nor any of our lessees or their affiliates has been notified by any government authority of any material environmental non-compliance, liability or other claim in connection with any of our facilities and neither we nor any of our lessees or their affiliates is aware of any other environmental condition with respect to any of these facilities that is likely to be material to us. Phase I environmental assessments have been obtained for all of the facilities. However, these investigations may not reveal all potential environmental liabilities, including that no prior or adjacent owner created any material environmental condition not known to us or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability or limitation on use of properties. The leases provide that our lessees will indemnify us for certain potential environmental liabilities at the facilities leased to each of them.
     Americans With Disabilities Act. The facilities are subject to the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities, such as correctional facilities, be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the facilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. An ADA compliance report is prepared prior to our acquisition of each facility.
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
     Investment Policies. We focus our investments on the financing, acquisition or development of facilities directly from, or on behalf of, existing tenants and other private prison owners and operators or government entities in the United States. Additionally, we are pursing other opportunities in essential purpose government facilities unrelated to the correctional and detention industry, including mental health and higher education facilities. We may also invest in other facilities or excess land or make mortgage loans to facilitate our acquisitions of a facility. We apply the following general guidelines in evaluating potential investments in correctional and detention facilities: (i) completion of the construction of the facility, (ii) execution of a government contract for the operation of the facility, and (iii) documentation of adequate inmate demand or occupancy levels.
     Subject to the general investment guidelines referenced above, we consider a variety of specific factors in evaluating potential investments in correctional or detention facilities, including the following:
•	the essentiality of the facility to the governmental user;

•	the reputation and creditworthiness of the current owner, manager or developer of the facility;

•	the proposed terms for purchasing the facility;

•	the proposed terms for leasing the facility, including rental payments and lease term;

•	the quality of construction of the facility;

•	the quality of operations at an existing facility or the quality of other operations of a prison manager for a new facility;

•	the relationship between the prison manager and the contracting government entity; and

•	the status of existing facilities as facilities accredited by the American Correctional Association, or the ACA.
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
     We may develop, finance, purchase or lease properties for long-term investment, expand and improve the facilities presently owned or sell these properties, in whole or in part, when circumstances warrant. We may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest.
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
     Disposition Policies; GEO’s, CEC’s and CRN’s Right of First Refusal. We have no current intention to dispose of any of the facilities, although we reserve the right to do so if our Board of Trustees determines that this action would be in our best interests. GEO, CEC and CRN have a right of first refusal with respect to any sale of facilities we currently lease to each of them. See “Item 1. Business — Leases” above for a more detailed discussion of the terms and conditions.
     Financing Policies. Our capital structure at December 31, 2005 consisted of 98% equity and 2% debt. We determine our financing policies in light of then current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors. Our amended bank credit facility may be used to finance the acquisition of additional correctional and detention facilities, the expansion of existing facilities and for working capital requirements. If our Board of Trustees determines that additional funding is desirable, we may raise these funds through additional equity offerings, debt financing or retention of cash flow (subject to provisions in the tax code concerning taxability of undistributed REIT income and REIT qualification), or a combination of these methods.
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
     Conflicts of Interest Policies. We have adopted policies, including a Code of Business Conduct and Ethics designed to minimize potential conflicts of interest. However, these policies may not be successful in eliminating the influence of these conflicts. The Declaration of Trust requires that at least a majority of the members of our Board of Trustees be comprised of “Independent Trustees,” defined as individuals who qualify as trustees but who are neither an officer nor an employee of us or our affiliates, nor a director, trustee, officer or employee of, or other person who has a material financial interest in, any of (i) The Wackenhut Corporation or GEO, or (ii) any lessee or tenant of a facility owned by us or by our affiliates, or (iii) any owner, lessee or tenant of any facility financed by us or by our affiliates, other than any owner, lessee or tenant which is an affiliate of ours, or (iv) any management company operating any facility owned or financed by us or by our affiliates, or (v) an affiliate of any of the foregoing. The Declaration of Trust provides that these provisions relating to Independent Trustees may be amended with the affirmative vote of the holders of two-thirds of our shares entitled to vote on such matters. In addition, the Bylaws provide that the selection of operators for our facilities and the entering into and consummation of any agreement or transactions with GEO or its affiliates, including, but not limited to, the negotiation, enforcement and renegotiation of the terms of any lease of any of our facilities with such parties, be approved by our Independent Committee which must consist solely of Independent Trustees.
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
Website and Other Information
     Our Internet website address is www.CentraCorePropertiesTrust.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission. These reports may be found at http://www.CentraCorePropertiesTrust.com by selecting the option entitled “SEC FILINGS”. Additionally, charters for the Audit Committee, the Corporate Governance and Nominating Committee, the Compensation Committee, the Corporate Governance Guidelines and our Code of Business Conduct and Ethics policy are available on our website by selecting the option entitled “Corporate Governance”. A copy of any of these items may be obtained for no cost upon request from our Corporate Secretary. Our internet website and the information contained in it are not intended to be part of this Form 10-K.

     Our chief executive officer submitted to the New York Stock Exchange in 2005 the required Annual CEO Certification, without qualification, as to our compliance with the New York Stock Exchange’s corporate governance listing standards.
Item 1A. Risk Factors
     Set forth below are the risks that we believe are material to our investors. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements on page 2.
Risks Related to Our Business
We rely on three lessees for 100% of our revenue
     As of December 31, 2005, The GEO Group, Inc. (or GEO) and Community Education Centers, Inc. (or CEC), were the only parties with whom we had lease agreements. In January 2006, we entered into a lease agreement with Cornell Companies, Inc. (or CRN). Accordingly, these three parties now account for 100% of our lease agreement revenue and the failure of any of them to meet their respective obligations to us may have a material adverse effect upon our operations.
     There is a limited number of qualified private correctional and detention facility operators available to replace our existing lessees upon expiration or early termination of a lease agreement. If we elect to terminate a lease upon our existing lessees’ failure to pay or because of another default under a lease agreement, the contracting government entity is under no obligation to enter into a facility management services or operating agreement with a proposed replacement lessee. Our ability to attract a replacement lessee therefore may be dependent on the willingness of the government entity to contract with the replacement lessee for correctional and detention facility services. Even if a replacement lessee is identified and willing to lease a facility, the rental rate under the replacement lease may not equal the rental rate payable to us under the lease agreement with our existing lessees.
We rely on GEO, as the lessee of the majority of our facilities, for approximately 86% of our total revenue
     GEO is either the lessee or sublessee of 11 of the 13 facilities we currently own. Approximately 86% of our revenue, and our ability to make distributions to our shareholders, will depend largely upon GEO making rent payments and satisfying its obligations to us. Any failure or delay by GEO in making rent payments may adversely affect our earnings and our ability to make anticipated distributions.
     Seven of our leases with GEO expire during April 2008. To the extent these leases are not renewed by GEO or are renewed at unfavorable terms, our total revenue and ability to make distributions to our shareholders would be adversely affected.
     Failure by GEO to comply with the material terms of any lease agreement would give us the right to terminate that lease agreement and enforce the obligations of GEO thereunder, but could also require us to find another lessee for such facility or risk losing our ability to elect or maintain our REIT status. Similarly, we cannot assure you that GEO will elect to renew a lease agreement upon expiration of its initial or any subsequent term, which would also force us to find a suitable replacement lessee. In either circumstance, due to the limited number of qualified operators in the correctional and detention industry, we may be unable to locate a suitable lessee or to attract such a lessee, and may, therefore, be required to reduce the rent, which would have the effect of reducing our cash available for distribution to our shareholders. Furthermore, depending on the economy and the financial condition of GEO, it could default on or elect to terminate one or more of its operating agreements, adversely affecting its ability to continue to make payments to us under the related lease agreements.
We are subject to lease payment collection risks because our lease agreements are longer than facility management services or operating agreements held by our lessees
     The typical correctional and detention facility management services or operating agreements held by GEO, CEC and CRN generally contain one or more renewal options. Only the contracting governmental agency may exercise a renewal option of a management services or operating agreement or enter into a new management services or operating agreement, and we cannot assure you that any agency will exercise a renewal option or enter into a new management services or operating agreement in the future. GEO does not presently have a correctional facility operating agreement with a government agency for the Jena Facility although it continues to make rental payments to us as required under the terms of the non-cancelable leases. The expiration of the underlying operating agreement for each facility is listed under the caption “Our Facilities.”
     Regardless of the terms of the operating agreements, GEO, CEC or CRN, depending on their respective financial condition, could default on or elect to terminate their operating agreements. GEO, CEC and CRN are obligated to continue to make payments under the lease agreements for a facility even if the facility management services or operating agreement for such facility is not renewed or is otherwise terminated. We cannot assure you that GEO, CEC or CRN will be able to secure an alternate contract or an alternate source of inmates under such circumstances. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect GEO’s, CEC’s or CRN’s financial condition and their respective ability to make lease payments to us.
A reduction in the pledge pool borrowing base would reduce our ability to borrow under our bank credit facility
     Our ability to borrow funds under our bank credit facility depends on the number of our facilities which may be included in the pledge pool borrowing base. If an operating agreement or management contract between a governmental agency and one of our facility lessees is terminated or expires, the facility may be excluded from the pledge pool borrowing base under the terms of our bank credit facility. If any such facility is taken out or excluded from the pledge pool borrowing base, our ability to comply with the restrictive covenants or draw additional amounts from the bank credit facility may be adversely impacted.
We depend on the services of our President and Chief Executive Officer, Charles Jones, to operate our company and the loss of his services could have a material adverse effect on us
     We are dependent on the efforts of our trustees and executive officers. In particular, we utilize the industry knowledge, experience and contacts of Charles Jones, our President, Chief Executive Officer and our Trustee. We have entered into an employment agreement with Mr. Jones the term of which expires on April 30, 2009; however, we cannot assure you that Mr. Jones will continue his employment with us. If we were to lose the services of Mr. Jones, we would lose the benefit of his extensive knowledge of, and experience in, the correctional and detention industry, and we would be required to obtain the services of a new chief executive officer in order to execute our business plan.
We are subject to acquisition and expansion risks
     We intend to pursue acquisitions of additional correctional and detention facilities. In addition, we have expanded our scope to include essential purpose government real estate projects outside the corrections sector, including mental health and higher education facilities. We may be unable to attain anticipated profit levels from projects that we may acquire or integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations. Acquisitions and expansion generally require the integration of facilities. Some facilities may be located in states in which we do not currently have operations. Some facilities may be in the mental health sector or higher education sector in which we do not currently have operations.
     Acquisitions and expansions entail risks that investments will fail to perform in accordance with expectations as well as general investment risks associated with any new real estate investment. The fact that we must distribute 90% of REIT taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon lease income from our facilities to finance acquisitions. As a result, if debt or equity financing were not available on acceptable terms, further acquisition activities might be curtailed or cash available for distribution might be adversely affected.
     We may raise capital through the sale of securities in anticipation of one or more planned acquisitions and expansions. However, we may not be able to close some or all of these planned acquisitions or expansions due to a variety of factors including economic conditions, financial changes with respect to the target company or facility or inability of the parties to agree upon material terms.

We may be subject to uninsured losses
     Our lease agreements require lessees to maintain insurance with respect to each of the facilities. Our lessees carry comprehensive liability, fire, earthquake, flood (for certain facilities) and extended insurance coverage with respect to such properties with policy specifications and insurance limits customarily carried for similar properties. There are, however, certain types of losses which may be either uninsurable or not economically insurable. Subject to the terms of the lease agreements, should an uninsured loss occur, we could lose both our capital invested in, and anticipated profits from, one or more of our facilities.
We are subject to financing risks and debt financing increases shareholders’ risk of loss
     In making real estate investments, we may borrow money, which increases the risk of loss of our shareholders’ investments. Moreover, our Board of Trustees determines our investment and financing policies with respect to certain activities, including our growth, capitalization, distribution and operating policies. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur and our board of trustees could alter or eliminate any existing debt policy without a vote of our shareholders.
Provisions of our Declaration of Trust may have a potential anti-takeover effect
     The provisions of our Declaration of Trust and Bylaws which provide for ownership limitations, a staggered board of trustees, the advance notice provisions of the Bylaws, and authorizing our board of trustees to issue preferred shares without shareholder approval could have the effect of delaying, deferring or preventing a change of control over us or the removal of existing management, and as a result could prevent our shareholders from being paid a premium for their common shares. In addition, Maryland’s business combinations law makes it difficult to acquire control of us by means of a tender offer, open market purchase, a proxy fight or otherwise, if the acquisition is not authorized in advance by our board of trustees.
Risks Related to Our Relationship with GEO
Our relationship with GEO may limit acquisition opportunities from other sources
     Our ongoing relationship with GEO may discourage other correctional and detention facility operators from offering to sell facilities to us or from otherwise engaging in similar sale and leaseback transactions with us. These operators may take into account, to our detriment, the substantial alignment of interests between us and GEO and GEO’s competitive position to these operators. These factors may have a material adverse effect on our access to opportunities with operators other than GEO.
We may be subject to future conflicts with GEO
     We and GEO may be in situations where we have differing interests resulting from our ongoing relationship. These situations include the fact that (i) GEO leases 11 facilities from us, (ii) we have the option to acquire certain other facilities from GEO, (iii) GEO will have a right of first refusal on the proposed sale by us of any facilities currently leased to GEO, (iv) until he resigned in May 2002, one of our current trustees, Richard Wackenhut, had served on the board of directors of The GEO Group while also serving on our board of trustees, and (v) two of our current trustees (Messrs. Jones and Travisono), the former of whom is our President and CEO, previously served as executive officers or directors of GEO prior to our initial public offering on April 28, 1998. Accordingly, the potential exists for future disagreements as to the compliance with the various agreements or the values of the facilities leased to GEO or lease payments therefor. Because of the relationship of certain of our trustees with GEO, such trustees’ decisions relating to the enforcement of our rights under the lease agreements and other matters run the inherent risk of conflict of interest. Additionally, the possible need by us, from time to time, to finance, refinance or effect a sale of any of the leased facilities may result in a need to modify the lease agreement applicable to such facility. Any such lease modification will require the consent of GEO, and the lack of consent from GEO could adversely affect our ability to consummate such financing or sale. Because of the relationships described above, there is the risk that we will not achieve the same results in our dealings with GEO that we might achieve if such relationships did not exist.

Risks Related to Our Industry
We may be subject to correctional and detention industry risks regarding general demand for facilities and, in many cases, for privatized facilities
     The ability of our facility operators to operate successfully in the correctional and detention industry depends on a number of factors, the most important of which is the continuation of demand by governmental agencies for additional correctional and detention facilities as well as the continued demand for privatized correctional and detention facilities. A deterioration in the demand for correctional and detention facilities in general and, in many cases, for privatized correctional and detention facilities, or a worsening in our facility operators’ relationships with governmental entities or the terms upon which our facility operators operate correctional and detention facilities, may adversely affect our facility operators’ business. Neither we nor our facility operators have any control over whether governmental agencies will contract for private prison services. Furthermore, because operating agreements are subject to either annual or bi-annual governmental appropriations, the failure by a governmental agency to receive such appropriations could result in termination of the contract by such agency or a reduction of the correctional services management fee payable to the facility operator. The termination of a facility management services or operating agreement, or a reduction in fees related to such agreement, by any governmental entity may adversely affect our facility operators’ ability to make lease payments to us.
The correctional and detention industry is subject to governmental regulation, oversight, audits and investigations
     The correctional and detention business is highly regulated by a variety of governmental authorities which continuously oversee correctional and detention business and operations. For example, the contracting agency typically assigns full-time, on-site personnel to a facility to monitor the facility operator’s compliance with contract terms and applicable regulations. Failure to comply with correctional services management contract terms or regulations could expose a facility operator to substantial penalties, including the loss of an operating contract. In addition, changes in existing regulations could require the facility operator to modify substantially the manner in which it conducts business and, therefore, could have a material adverse effect on the facility operator. Additionally, private facility operating agreements generally give the contracting agency the right to conduct routine audits of the facilities and operations. An audit involves a governmental agency’s review of the facility operator’s compliance with the prescribed policies and procedures established with respect to the facility. The facility operator also may be subject to investigations as a result of an audit, an inmate’s complaint or other causes. The termination of a facility operating agreement or modification of the standards for operation of a facility may adversely affect a facility operator’s ability to make rent payments to us.
Fluctuations in prison occupancy levels may adversely impact a facility operator’s ability to make payments to us
     A substantial portion of a correctional and detention private facility operator’s revenues are generally generated under facility operating agreements that specify a net rate to be paid to the operator per day per inmate, referred to as the Per Diem Rate. Under a Per Diem Rate structure, a decrease in occupancy rates could cause a decrease in revenues and profitability of a private operator. A private facility operator is, therefore, dependent on government agencies housing a sufficient number of inmates to meet the facility’s design capacities. A failure by a governmental agency to do so may cause the private facility operator to forgo revenues and income or delay recognition of revenues and income to later periods. Any delay in the receipt of revenues from a government entity may adversely affect a private facility operator’s ability to make rent payments to us.
We are subject to risks associated with the limited acceptance of private prison operation
     Management of correctional and detention facilities by private entities has not achieved complete acceptance by either governmental entities or the public, and may be subject to adverse campaign efforts from certain groups such as labor unions, local sheriff’s departments and groups that believe correctional and detention facility operations should only be conducted by governmental entities. Such resistance may cause a change in government and public acceptance of privatized correctional and detention facilities. In addition, changes in dominant political parties in any of the markets in which a facility operator provides services could result in significant changes to previously established views of privatization in such markets. An escape, riot or other disturbance at any privately-managed facility may result in publicity adverse to the private facility operator and the correctional and detention industry in general, which could adversely affect the facility operator’s business, including the renewal of the governmental entity’s contract and the availability of suitable investment opportunities to the Company.

We are subject to potential legal proceedings
     As an owner of real property, we may be subject to some proceedings relating to personal injury occurring at the correctional or detention facilities. We may be held responsible under state laws for claims based on personal injury to inmates, civil rights assertions by inmates or damage to personal property improvements owned by the lessee. While we have included provisions in our leases providing for indemnity against such claims, those indemnity provisions may not be upheld in all circumstances and we may not be able to collect indemnification payments from those operators. The indemnification obligations of those operators may adversely affect the ability of that entity to make lease payments to us. Furthermore, our failure to collect indemnity payments could adversely affect our ability to make expected distributions to our shareholders.
We are subject to risks inherent in owning real estate
     Because we derive substantially all of our income from real estate ownership, we are subject to the general risks of owning real estate-related assets, including:
•	changes in demand for correctional and detention facilities in a locale;

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing facilities in an area;

•	the impact of environmental protection laws;

•	changes in interest rates and availability of financing which may render the sale, financing or refinancing of a property difficult or unattractive;

•	changes in real estate and zoning laws, including special use permits required to operate a correctional facility; and

•	changes in tax laws and other laws affecting REITs and correctional and detention facilities.
We may incur significant environmental costs and liabilities
     As an owner and lessor of real properties, under various federal, state and local environmental laws, we may be required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Some environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect our ability to sell, lease or operate the affected property or to borrow using the affected property as collateral.
     Preliminary environmental assessments have been conducted on all of our properties (and we intend to conduct these assessments in connection with new property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. Some of our facilities may be subject to federal or state environmental investigations or remedial actions as a result of a property assessment.
We are subject to valuation and liquidity risks and our properties are special use facilities
     Real estate investments are relatively illiquid, particularly special use facilities. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. If we must sell an investment, we cannot assure you that we will be able to dispose of it in the time period we desire or that the sale price of any investment will recoup or exceed the amount of our investment, particularly given the limited alternate uses of the facilities.

Risks Related to Our Qualification as a REIT
We would incur adverse tax consequences if we fail to qualify as a REIT
     Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.
     If we fail to qualify as a REIT, for federal income tax purposes, we will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:
•	we would be subject to federal income tax at regular corporate rates on all of our ordinary income;

•	we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income;

•	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•	unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified; and

•	all dividends will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits.
     In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and would adversely affect the value of our common stock.
We may be forced to borrow funds during unfavorable market conditions in order to maintain our REIT status
     In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as REIT, we generally must distribute to our shareholders at least 90% of our net taxable income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt or long-term debt, or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status.
Limits on changes in control may discourage takeover attempts beneficial to our shareholders
     To facilitate maintenance of our qualification as a REIT and to otherwise address concerns relating to concentration of capital stock ownership, our organizational documents generally prohibits ownership, directly, indirectly or beneficially, by any single shareholder of more than 9.8% of (i) the number of shares of any class or series of common shares or (ii) the number of shares of any class or series of preferred shares, unless waived by our board of trustees.
     Further, we are subject to provisions of Maryland corporate law, which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who beneficially owns 10% or more of the voting power of our capital stock, referred to as an interested shareholder, for a period of five years following the date that such person became an interested shareholder, unless the business combination is approved in a prescribed manner.
     These provisions in our organizational documents and in Maryland corporate law may:
•	delay, deter or prevent a change of control over us or a tender offer, even if such action might be beneficial to our shareholders;

•	limit our shareholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market price; and

•	adversely affect the market price of our common shares.
We lack control over day-to-day operations of our facilities
     To qualify as a REIT for federal income tax purposes, we may not operate or participate in decisions affecting the operations of any of the facilities acquired or owned by us. We have no authority to require any of our lessees to operate the facilities in a particular manner or to govern any particular aspect of their operation except as set forth in lease agreements. Thus, even if we believe a lessee is operating a facility inefficiently or in a manner adverse to our interests, we may not be able to require it to change its method of operation. We are limited to seeking redress only if a lessee violates the terms of its lease agreement, in which case our primary remedy is to terminate the relevant lease agreement or, in the case of a tenant we have more than one lease with, all of its leases, and seek to recover damages. If a lease agreement is terminated, we will be required to find another suitable lessee or risk losing our ability to elect or maintain REIT status. We cannot assure you that we will be able to locate a suitable replacement lessee or to attract such lessee, or that we could obtain a rental rate comparable to that paid by our current lessee under the related lease agreement.
We cannot predict what effect, if any, the enactment of new tax provisions may have on the value of our common shares, either in terms of price or relative to other investments
     REITs currently enjoy tax advantages relative to regular C corporations because they are not subject to corporate-level income tax on income they distribute to shareholders, but shareholders do include REIT dividends in taxable income (to the extent such dividends do not represent a return of capital). The recently enacted Jobs and Growth Tax Relief Reconciliation Act of 2003, or the Act, generally reduces to 15% the maximum marginal rate of tax that noncorporate taxpayers will pay on corporate dividends for taxable years ending after December 31, 2002 and before January 1, 2009. This reduced tax rate, however, generally will not apply to dividends paid by a REIT on its shares except in certain circumstances for certain limited amounts. While the earnings of a REIT that are distributed to its shareholders will still generally be subject to less federal income taxation in the aggregate than the distributed earnings of a non-REIT C corporation, which are distributed net of a corporate income tax, this legislation could make an investment in us comparatively less attractive than an investment in other corporations because dividends paid by REITs will generally not be eligible for the new reduced tax rates that apply for corporate dividends.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties.
     For a description of the facilities owned and leased by us, see “Item 1. Business — The Owned Facilities.” We also own a 4,212 square foot office condominium located in Palm Beach Gardens, Florida which we utilize as our corporate office. We moved into the new office condominium in December 2005 following the expiration of our lease for the office space we previously occupied. As owners of the office condominium, we are responsible for paying all direct expenses associated with the building ownership, including real estate taxes, insurance and maintenance costs.
Item 3. Legal Proceedings.
     The nature of our business may result in claims or litigation against us for damages arising from the conduct of our lessees, employees or others.
     Except for any routine litigation incidental to our business, there are no pending material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject. Subject to specified exceptions appearing in the applicable leases, each of The GEO Group, CEC and CRN has agreed to indemnify us for incidents that arise from operation of facilities leased to them. To the extent any claim is not covered by our lessees’ insurance, or ours, or exceeds the amount of the coverage, we may be liable which could have a material adverse effect on our operations, financial position or our future business operations.

Item 4. Submission of Matters to a Vote of Security Holders.
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
     Since April 23, 1998, our common shares have been listed on the New York Stock Exchange under the symbol “CPV.” The following table sets forth the range of high and low sales prices for the common shares for the quarterly periods for the years ended December 31, 2005 and 2004, as reported by the NYSE.

	2005		2004
	High	Low	High	Low
First Quarter	$28.95	$24.95	$32.41	$27.35
Second Quarter	28.81	22.80	31.17	24.55
Third Quarter	31.30	27.37	29.60	25.75
Fourth Quarter	29.75	26.60	29.70	26.28
     As of March 9, 2006, there were 11,003,050 shares of common shares outstanding and 125 shareholders of record.
Recent Sales of Unregistered Securities
     None.
Distributions
     Subsequent to our initial public offering, we have paid regular quarterly cash dividend distributions to our shareholders. Our Board of Trustees, in its sole discretion, has determined the actual dividend distribution rate based on our actual results of operations, economic conditions, tax considerations (including those related to REITs) and other factors. In 2005, we declared and paid four quarterly cash dividend distributions ($.45 per common share in each of the first, second, third and fourth quarters totaling $1.80 per common share). For federal tax reporting purposes, 2005 cash dividend distributions were classified as 96.7% as ordinary income and 3.3% as return of capital. In 2004, we declared and paid four quarterly cash dividend distributions ($.45 per common share in each of the first, second, third and fourth quarters totaling $1.80 per common share). We also declared in the fourth quarter of 2004 a special cash dividend distribution of $.18 per common share which was paid in January 2005. Including the special dividend, cash dividends declared in 2004 totaled $1.98 per common share. For federal tax reporting purposes, 2004 cash dividend distributions were classified as 63.0% as ordinary income and 37.0% as capital gain.
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

Securities Authorized For Issuance Under Equity Compensation Plans
     The following table provides information as of December 31, 2005 regarding our compensation plans under which equity securities are authorized for issuance.

Number of Securities
Remaining Available
	Number of Securities		For Issuance Under
	To Be Issued	Weighted Average	Equity Compensation
	Upon The Exercise	Price of	Plans (Excluding
	Of Outstanding Options	Outstanding Options	Securities Reflected
	and Deferred Shares	and Deferred Shares	In Column (a)
PLAN CATEGORY	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	284,000	$17.98	141,750 (1)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	284,000	$17.98	141,750

(1) As of December 31, 2005, the 1998 Employee Share Incentive Plan, the 1998 Non-Employee Trustees’ Share Option Plan and the 2000 Stock Option Plan had no shares available and the Amended and Restated 2002 Stock Plan had 141,750 shares available. The shares available for grant of 141,750 does not include 2,000 shares which have been reserved under the 1998 Employee Share Incentive Plan for granting pursuant to the Deferred Share Long-Term Loyalty Bonus Agreement in years 2006 through 2009.
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
     On November 4, 2004, we sold the Pamlico Facility and the Mountain View Facility, which were acquired in 2001, upon the exercise by the State of North Carolina of its option to purchase the facilities per the terms of the lease agreements. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Results of Operations” and in Note 4 (Discontinued Operations) to our consolidated financial statements included in Item 8 of this report, certain amounts in our prior years consolidated financial statements have been reclassified to reflect the discontinued operation presentation including reclassifying the assets and liabilities associated with the Pamlico Facility and Mountain View Facility as held for sale for prior periods, and reporting the results of operations associated with such facilities for prior periods as discontinued operations. Therefore, certain previously reported amounts in the selected consolidated financial data have been reclassified to reflect the discontinued operation presentation.

	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended
(In thousands, except per share amounts)	12/31/05	12/31/04	12/31/03	12/31/02	12/31/01
OPERATING RESULTS
Revenue	$28,053	$27,104	$25,705	$23,440	$23,004
Income from continuing operations	18,063	17,495	13,021	9,375	8,388
Income from discontinued operations	—	6,175	718	753	562
Net income	18,063	23,670	13,739	10,128	8,950
Income from continuing operations per share, basic	1.64	1.60	1.44	1.30	1.17
Income from continuing operations per share, diluted	1.63	1.58	1.42	1.29	1.17
Net income per share, basic	1.64	2.16	1.52	1.41	1.25
Net income per share, diluted	1.63	2.14	1.50	1.40	1.25
Weighted average shares outstanding, basic	10,991	10,980	9,048	7,188	7,140
Weighted average shares outstanding, diluted	11,092	11,084	9,144	7,259	7,164

DIVIDENDS
Cash distributions declared per share	$1.80	$1.98	$1.72	$1.60	$1.47

	As of December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Real estate properties, net	$217,438	$209,526	$215,321	$199,626	$204,975
Assets held for sale	—	—	54,355	55,826	57,070
Total assets	222,419	218,316	274,628	262,589	266,847
Revolving line of credit	4,500	—	3,800	74,000	80,000
Liabilities associated with assets held for sale (including Bonds Payable)	—	—	56,819	57,755	58,462
Total liabilities	9,023	3,243	61,880	135,133	142,978
Total shareholders’ equity	213,396	215,073	212,748	127,456	123,869
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto, which are included elsewhere in this annual report.
Overview
     We were formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison operators and government entities and leasing these facilities to experienced correctional and detention facility operators or the government entities under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, structural and non-structural repairs and other costs). We have expanded our scope to include essential purpose government real estate projects outside the corrections sector, including mental health and higher education facilities. In December 2005, we changed our name from Correctional Properties Trust to CentraCore Properties Trust. We chose CentraCore Properties Trust as our new name because our focus is real estate, which is central to the delivery of core governmental services. Except where the context otherwise requires, the terms “we,” “us,” “Company” or “our” refer to the business of CentraCore Properties Trust and its consolidated subsidiaries.
     Our principal business strategy is to develop, finance and/or acquire facilities that meet our investment criteria, to expand our existing facilities, and to lease all of these facilities under long-term triple-net leases directly to government entities or private companies who operate the facilities on behalf of government entities. Our facilities we owned as of December 31, 2005 are privately managed facilities that are leased to and operated by The GEO Group, Inc. or GEO, and Community Educations Center, Inc., or CEC. We lease eleven of our facilities to The GEO Group or its subsidiary and one of our facilities to CEC. In January 2006, we acquired a thirteenth facility, which is now leased to and operated by Cornell Companies, Inc., or CRN.
     Substantially all of our revenues are derived from: (i) rents received under triple-net leases of correctional and detention facilities; and (ii) interest earned from the temporary investment of funds in short-term investments.
     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases except for the McFarland Facility and the Mesa Verde Facility leases:
•	The GEO Group Leases. The base rent for the first year of each facility leased to The GEO Group before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana leased to The GEO Group was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The base rent for the first year of the 300-bed expansion to the Lawton Correctional Facility leased to The GEO Group was equal to 9.5% of the purchase price for the expansion. After the first year, minimum rent escalates by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4% per annum throughout the term of the lease. Pursuant to the terms of the amended lease on the McFarland Facility, effective January 1, 2006, the annual base rent is fixed at $950,000 with no annual lease escalator. The average remaining life on the eleven leases with The GEO Group as of March 9, 2006, is approximately 2.7 years (or 4.8 years assuming the new 10-year lease term on the entire Lawton Facility to the year 2016 were already effective).
•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent was $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent will increase by 3.0% annually on each anniversary.

•	Cornell Companies, Inc. Lease. On January 5, 2006, we acquired Mesa Verde Correctional Facility. The initial annual base rent rate was $1,708,200 (or approximately 10.48% of the facility purchase price of $16.3 million) with no annual lease escalator. After four and one-half years, annual base rent increases to $1,963,116 (or 12.04% of the facility purchase price of $16.3 million) for the following five years of the lease term with no annual lease escalator. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
     We incur operating and administrative expenses, including compensation expense for our executive officers and other employees, corporate office and related occupancy costs and various expenses incurred in the process of acquiring additional properties. We are self-administered and managed by our executive officers and staff, and do not engage a separate advisor or pay an advisory fee for administrative or investment services, although we do engage legal, accounting, tax and financial advisors from time to time. Our primary non-cash expense is depreciation of our correctional and detention facilities. All facilities owned by us are leased under triple-net leases, which require the lessees to pay substantially all expenses associated with the operation of these facilities. As a result of these arrangements, we do not believe we will be responsible for any major expenses in connection with the facilities during the terms of the leases.
     We leverage our portfolio of real estate equity investments, and expect to continue to incur short-term indebtedness and related interest expense. We may also incur long-term indebtedness to make acquisitions, and/or refinance correctional facilities currently owned.
     We intend to make distributions to our shareholders in amounts not less than the amounts required to maintain our status as a real estate investment trust, or REIT, under the Internal Revenue Code.
     Our cash flows from operating activities are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of our tenants, The GEO Group, CEC, and now CRN. Any of the following could have a material adverse impact on our cash flows from operating activities and income from operating activities:
•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for The GEO Group, CEC and CRN. Only a governmental agency that has contracted with The GEO Group, CEC and CRN may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect The GEO Group’s, CEC’s or CRN’s financial condition and their respective ability to make lease payments to us.
•	The GEO Group and its subsidiary and CEC were the only parties with whom we have lease agreements on our facilities as of December 31, 2005. In January 2006, we entered into a lease agreement with CRN. Accordingly, these three parties now account for 100% of our lease agreement revenue. The failure of any of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	The GEO Group is either the lessee or sub-lessee of 11 of the 12 facilities we owned as of December 31, 2005. For the year ended December 31, 2005, approximately 91% of our rental revenue was generated from The GEO Group, and our ability to make distributions to our shareholders, will depend substantially upon The GEO Group making rent payments and satisfying its obligations to us. Any failure or delay by The GEO Group in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows from operating activities and income from operating activities and our ability to make anticipated distributions. Seven of our leases with The GEO Group expire during April 2008. To the extent these leases are not renewed by The GEO Group or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders will be adversely affected.
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
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing our consolidated financial statements, we have made our best estimates and assumptions that affect the reported assets and liabilities. We believe our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, and the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 (Basis of Presentation and Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this report.
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

     We recognized a combined net gain on the sale of these facilities of approximately $4,969,000 for financial reporting purposes in the fourth quarter of 2004. For additional information, please see Note 4 (Discontinued Operations) to our consolidated financial statements included in Item 8 of this report.
2005 Compared with 2004
     For the twelve months ended December 31, 2005, rental revenues increased to $27,945,000 from $27,076,000 for the twelve months ended December 31, 2004. The 3% increase in rental revenues resulted primarily due to rent escalations, based on the consumer price index (CPI), on certain of the facilities and the acquisition of the 300 bed expansion at the Lawton Facility in May 2005.
     Depreciation for the twelve months ended December 31, 2005 increased to $5,859,000 from $5,795,000 for the twelve months ended December 31, 2004. Depreciation associated with the 300 bed expansion at the Lawton Facility resulted in the 1% increase in depreciation from 2004 to 2005.
     General and administrative expenses for the twelve months ended December 31, 2005 increased 13% to $3,025,000 from $2,684,000 for the twelve months ended December 31, 2004. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $100,000, an increase in business development related travel expenses of $54,000 and business development consultant and legal fees of $111,000 and an increase in audit fees of $32,000.
     Interest expense decreased to $1,106,000 for the twelve months ended December 31, 2005 from $1,130,000 for the twelve months ended December 31, 2004. Interest expense for the twelve months ended December 31, 2005 and 2004 primarily consisted of amortization of deferred financing costs and the unused fee on the amended bank credit facility.
     Income from discontinued operations for the twelve months ended December 31, 2005 was $0 compared to $6,175,000 for the twelve months ended December 31, 2004. The decrease is due to the sale of the Mountain View Facility and Pamlico Facility in November 2004.
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

Liquidity and Capital Resources
     Our short-term liquidity requirements normally consist primarily of funds necessary to pay for general and administrative expenses (including payroll and costs of legal, accounting and other professionals), interest expense and scheduled principal payments on our outstanding debt, capital expenditures incurred to facilitate the leasing of a facility, the expansion of existing facilities and quarterly dividends and other distributions paid to our common shareholders. As a REIT, we are required to distribute at least 90% of our taxable income to holders of our common shares on an annual basis. Therefore, as a general matter, it is unlikely that we will retain any substantial cash balances that could be used to meet our liquidity needs. Instead, we expect to meet our short-term liquidity requirements generally through our working capital and net cash provided by operating activities. We believe that our net cash provided by operating activities will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT. All facilities owned by us are leased under triple-net leases, which require the lessees to pay substantially all expenses associated with the operation of these facilities. As a result of these arrangements, we do not believe we will be responsible for any major expenses in connection with the facilities during the terms of the leases.
     We currently have an amended bank credit facility consisting of a $95 million secured revolving credit facility which matures on November 24, 2006. The proceeds of the amended bank credit facility may be used to finance the construction and the acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The amended bank credit facility includes a swing line component and provisions to increase the amended bank credit facility up to a total of $200 million by increasing the revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and other specified closing conditions. We have initiated the process of renewing or extending the amended bank credit facility, and believe we will be successful in this process. However, there can be no assurance that a new bank credit facility will be completed by the expiration date of the current amended bank credit facility on terms acceptable to us.
     The amended bank credit facility is secured by our facilities, other than the Queens Facility and the Mesa Verde Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements within sixty days following an increase in the borrowings for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. However, in January 2006, we amended the requirement to eliminate the need to enter into interest rate swaps agreements to the extent the borrowings on the amended bank credit facility are less than $30 million. As of March 9, 2006, the amount of outstanding indebtedness under the amended bank credit facility was $23.8 million, and there were no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at March 9, 2006.
     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at December 31, 2005, respectively. We are required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at December 31, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of March 9, 2006, the amount of outstanding indebtedness under the amended bank credit facility was $23.8 million. As of March 9, 2006, we had $71.2 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.

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
     Each of our facilities are leased under triple-net leases in which the tenant is required to pay all the operating expenses, taxes, insurance, and structural and non-structural repairs and other costs. As a result, we have no commitments with respect to other capital expenditures on our existing facilities. We have an agreement under which we may acquire, at a price of up to 105% of cost, and lease back to The GEO Group, any correctional or detention facility acquired or developed and owned by The GEO Group, subject to specified limited exceptions and subject to time constraints on each specific property. In connection with The GEO Group’s acquisition of Correctional Services Corporation in November 2005, it is currently uncertain whether we will have the right, under the terms of the right to purchase agreement, to acquire some or all of the properties owned by Correctional Services Corporation.
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
     On January 5, 2006, we completed the acquisition of the Mesa Verde Correctional Facility for $16.3 million plus transaction costs. The Mesa Verde Correctional Facility is a 400-bed, minimum-security correctional facility located in Bakersfield, California, and was acquired from Correctional Institution, LLC, an unrelated party. We drew $16.3 million from our existing credit facility to complete the acquisition.
     Simultaneous with the acquisition, we leased the Mesa Verde Correctional Facility to Cornell Companies, Inc, or CRN. We executed a triple-net lease with CRN, expiring July 31, 2015, with annual rental payments of $1,708,200 (or approximately 10.48 percent of the facility purchase price of $16.3 million) with no annual lease escalator during the initial four and one-half years of the lease, and rental payments of $1,963,116 (or approximately 12.04 percent of the facility purchase price of $16.3 million) with no annual lease escalator for the following five years of the lease term. The lease includes a provision under which the lease payment will be increased by up to $50,000 annually during the initial term of the lease if the population housed in the Mesa Verde Correctional Facility is increased.
     CRN is operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation housing adult, male inmates. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
     On October 14, 2005, we closed on the purchase of our office condominium and moved into our corporate office in December 2005 following the completion of the interior improvements. The total costs of the corporate office were approximately $1,389,000. As owners of the office condominium, we are responsible for paying all direct expenses associated with the building ownership, including real estate taxes, insurance and maintenance costs.
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
     We are not obligated to fund more than $23 million of the costs for the 600-bed expansion, which is the expected cost of the expansion. We may however, with no obligation to do so, advance more than $23 million if we so elect, with the additional costs reflected accordingly in the amended lease. If we elect not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. We have incurred approximately $10,261,000 of construction and related costs in connection with the new 600-bed expansion and approximately $2,742,000 of these costs have been accrued and included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet as of December 31, 2005. We are financing the new 600-bed expansion through net cash provided by operating activities and our amended bank credit facility.
Contractual Obligations and Contingent Liabilities and Commitments
     The following table aggregates our expected contractual obligations and commitments after December 31, 2005:

		Payments due by period
		Less than	1-3	4-5	More than
(In thousands)	Total	1 year	years	years	5 years
Debt	$4,500	$4,500	$—	$—	$—
     Additionally, at December 31, 2005, we did not have any off-balance-sheet financing arrangements or any unconsolidated, special purpose entities.
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
     The following table presents a reconciliation of FFO to net income for the years ended December 31, 2005, 2004 and 2003:

(Amounts in thousands)	2005	2004	2003
Net income	$18,063	$23,670	$13,739
Real estate depreciation (a)	5,857	5,795	5,612
Real estate depreciation included in discontinued operations	—	964	1,784
Gain on sale of facilities	—	(4,969)	—

Funds from operations	$23,920	$25,460	$21,135

     (a) Excludes depreciation of the corporate office and office equipment of $2, $0 and $0 for years ended December 31, 2005, 2004 and 2003, respectively.
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
     Our interest rate risk is related primarily to the variable rates of our amended bank credit facility, which we seek to reduce by entering into the interest rate swaps. We are also exposed to market risk from (i) the interest rate risk on short-term borrowings, (ii) the possibility of non-performance by the counter parties to the interest rate swaps, (iii) our ability to refinance our amended bank credit facility at maturity and (iv) the impact of interest rate movements on our ability to obtain and maintain adequate financing to fund our existing properties and future acquisitions. While we cannot predict or manage our ability to refinance debt or the impact interest rate movements will have on our debt, we continue to evaluate our financial position on an ongoing basis and may in the future seek to minimize interest rate exposure. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we may from time to time enter into interest rate swaps and seek long term financing. As of December 31, 2005, $4.5 million was drawn on the amended bank credit facility and, we had no interest rate swaps in effect.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated financial statements for the year ended December 31, 2005 and the respective notes thereto, are set forth elsewhere in this report. An index of these financial statements appears in Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures.
     Disclosure Controls and Procedures. As of December 31, 2005, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of December 31, 2005.
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
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
     Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

Report of Independent Registered Public Accounting Firm
To the Shareholders
CentraCore Properties Trust (f/k/a Correctional Properties Trust)
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting that CentraCore Properties Trust (f/k/a Correctional Properties Trust) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CentraCore Properties Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that CentraCore Properties Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CentraCore Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CentraCore Properties Trust and subsidiaries as of December 31, 2005, and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida
March 6, 2006

Report of Independent Registered Public Accounting Firm
To the Shareholders
CentraCore Properties Trust (f/k/a Correctional Properties Trust)
We have audited the accompanying consolidated balance sheets of CentraCore Properties Trust (f/k/a Correctional Properties Trust) (the Company) (a Maryland real estate investment trust) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CentraCore Properties Trust at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CentraCore Properties Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Certified Public Accountants

Miami, Florida
March 6, 2006

CENTRACORE PROPERTIES TRUST (f/k/a CORRECTIONAL PROPERTIES TRUST)
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and December 31, 2004

(Amounts in thousands, except share and per share amounts)	2005	2004
Assets
Real estate properties, at cost:
Correctional and detention facilities	$257,516	$243,747
Less—accumulated depreciation	(40,078)	(34,221)

Net real estate properties	217,438	209,526
Cash and cash equivalents	414	5,004
Deferred financing costs, net	644	1,345
Corporate office, net	1,388	—
Other assets	2,535	2,441

Total assets	$222,419	$218,316

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$4,523	$3,243
Revolving line of credit	4,500	—

Total liabilities	9,023	3,243

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 10,997,250 and 10,992,750 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,835	220,709
Distributions in excess of accumulated earnings	(7,370)	(5,625)
Unearned compensation	(80)	(22)

Total shareholders’ equity	213,396	215,073

Total liabilities and shareholders’ equity	$222,419	$218,316

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST (f/k/a CORRECTIONAL PROPERTIES TRUST)
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003

(Amounts in thousands, except share and per share amounts)	2005	2004	2003
Revenue
Rental	$27,945	$27,076	$25,658
Interest	108	28	47

	28,053	27,104	25,705

Expenses
Depreciation	5,859	5,795	5,612
General and administrative	3,025	2,684	1,969
Interest	1,106	1,130	5,103

	9,990	9,609	12,684

Income from continuing operations	18,063	17,495	13,021
Discontinued operations
Income from operations of discontinued facilities (including net gain on sale of $4,969 in 2004)	—	6,175	718

Net income	$18,063	$23,670	$13,739

Basic net income per common share:
Continuing operations	$1.64	$1.60	$1.44
Discontinued operations	—	.56	.08

Total	$1.64	$2.16	$1.52

Diluted net income per common share:
Continuing operations	$1.63	$1.58	$1.42
Discontinued operations	—	.56	.08

Total	$1.63	$2.14	$1.50

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,991	10,980	9,048
Diluted	11,092	11,084	9,144
Distributions declared per common share outstanding	$1.80	$1.98	$1.72
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST (f/k/a CORRECTIONAL PROPERTIES TRUST)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except per share amounts)

	Common shares
				Distributions	Accumulated
		Par	Capital in excess of	in excess of accumulated	other comprehensive	Unearned
	Shares	Amount	par value	earnings	loss	Compensation	Total
Balance, December 31, 2002	7,350	$7	$135,302	$(5,234)	$(2,619)	—	127,456
Exercise of stock options	368	1	6,862	—	—	—	6,863
Issuance of common shares in a secondary offering, net of $4,984 of offering costs	3,250	3	77,888	—	—	—	77,891
Granting of deferred shares	—	—	216	—	—	—	216
Net income	—	—	—	13,739	—	—	13,739
Unrealized gain on derivative instruments	—	—	—	—	48	—	48
Losses reclassified into earnings from other comprehensive loss	—	—	—	—	2,571	—	2,571

Comprehensive income	—	—	—	—	—	—	16,358

Distributions to shareholders ($1.72 per share)	—	—	—	(16,036)	—	—	(16,036)

Balance, December 31, 2003	10,968	11	220,268	(7,531)	—	—	212,748
Exercise of stock options	23	—	366	—	—	—	366
Issuance of restricted stock	2	—	75	—	—	(75)	—
Recognition of unearned compensation expense	—	—	—	—	—	53	53
Net income	—	—	—	23,670	—	—	23,670
Distributions to shareholders ($1.98 per share)	—	—	—	(21,764)	—	—	(21,764)

Balance, December 31, 2004	10,993	11	220,709	(5,625)	—	(22)	215,073
Issuance of restricted stock	4	—	113	—	—	(113)	—
Granting of deferred shares	—	—	13	—	—	—	13
Recognition of unearned compensation expense	—	—	—	—	—	55	55
Net income	—	—	—	18,063	—	—	18,063
Distributions to shareholders ($1.80 per share)	—	—	—	(19,808)	—	—	(19,808)

Balance, December 31, 2005	10,997	$11	$220,835	$(7,370)	$—	$(80)	$213,396

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST (f/k/a CORRECTIONAL PROPERTIES TRUST)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003

(Amounts in thousands)	2005	2004	2003
Cash flows from operating activities
Income from continuing operations	$18,063	$17,495	$13,021
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation of real estate properties	5,859	5,795	5,612
Amortization of deferred financing costs	708	709	774
Stock based compensation	68	53	216
Changes in operating assets and liabilities net of effect of discontinued operations in 2004 and 2003:
Other assets	(94)	(202)	(20)
Accounts payable and accrued expenses	353	1	502

Net cash provided by operating activities of continuing operations	24,957	23,851	20,105

Income from discontinued operations	—	6,175	718
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
Depreciation of real estate properties	—	964	1,784
Amortization of deferred financing costs	—	59	70
Gain on sale of real estate properties	—	(4,969)	—
Changes in net assets held for sale	—	(125)	(371)
Changes in liabilities associated with assets held for sale	—	(964)	(11)

Net cash provided by operating activities of discontinued operations	—	1,140	2,190

Net cash provided by operating activities	24,957	24,991	22,295

Cash flows from investing activities
Net proceeds from the sale of real estate properties included in discontinued operations	—	51,261	—
Acquisition of corporate office condominium	(1,225)	—	—
Construction in-progress	(7,519)	—	—
Acquisition of real estate properties	(3,508)	—	(21,308)

Net cash (used in) provided by investing activities	(12,252)	51,261	(21,308)

Cash flows from financing activities
Distributions to shareholders	(21,788)	(19,784)	(16,036)
Proceeds from exercise of stock options	—	366	6,863
Proceeds from common stock offering (net of $4,984 of offering costs)	—	—	77,891
Net draws (repayments) under revolving line of credit	4,500	(3,800)	(70,200)
Repayments on bonds included in discontinued operations	—	(55,855)	(925)
Restricted cash included in discontinued operations	—	7,166	(12)
Deferred financing costs	(7)	(9)	(2,233)

Net cash used in financing activities	(17,295)	(71,916)	(4,652)

Net (decrease) increase in cash and cash equivalents	(4,590)	4,336	(3,665)
Cash and cash equivalents, beginning of year	5,004	668	4,333

Cash and cash equivalents, end of year	$414	$5,004	$668

Supplemental disclosure:
Cash paid for interest (net of amount capitalized)	$253	$4,673	$8,525

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST (f/k/a CORRRECTIONAL PROPERTIES TRUST)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
1. ORGANIZATION AND OPERATIONS
     CentraCore Properties Trust (the “Company”), which changed its name effective at the close of business on December 20, 2005 from Correctional Properties Trust, was formed in February 1998 as a Maryland real estate investment trust to capitalize on the growing trend toward privatization in the corrections industry by acquiring correctional and detention facilities from both private prison owners and operators and government entities. At December 31, 2005, the Company owned twelve facilities of which eleven were leased to The GEO Group, Inc. (together with its subsidiaries, “GEO”) formerly known as Wackenhut Corrections Corporation, and one was leased to Community Education Centers, Inc (“CEC”). The Company operates in only one segment.
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
     On October 30, 1998, CentraCore Properties Trust completed the acquisition of the 600-bed medium security Lea County Correctional Facility in Hobbs, New Mexico (the “Hobbs Facility”) for approximately $26,500,000.
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
     On June 28, 2001, the Company transferred the Mountain View Facility, subject to its mortgage, to Correctional Properties Prison Finance LLC (formerly known as Correctional Properties North Carolina Prison Finance LLC) (“CP Prison Finance”), a newly formed and wholly owned subsidiary of the Company. Concurrently, the Company refinanced the Mountain View Facility using a portion of the proceeds from the issuance of $57,535,000 of Taxable Mortgage Revenue Bonds, Series 2001 (the “Bonds”). This refinancing included repayment of the proceeds drawn under the Amended Bank Credit Facility (See Note 3) to purchase the Mountain View Facility. As a result of the sale of the Mountain View Facility and Pamlico Facility (see below), the Company repaid all of the outstanding balance of the Bonds at par in November 2004 (See Note 4).
     On June 28, 2001, CP Prison Finance acquired the Pamlico Correctional Facility (the “Pamlico Facility”) in Bayboro, North Carolina for approximately $24,300,000, including transaction costs, from an unrelated third party. This 576-cell, medium-security prison was leased to the State of North Carolina, and was subject to the terms of an existing long-term, triple-net lease, which was assigned by the previous facility owner to the Company. The North Carolina Department of Correction operated the facility. The initial lease on the Pamlico Facility, which became effective in August of 1998, included annual cash rental payments of $2,664,300 during the first year of the lease, payable monthly in arrears. On each anniversary date of the lease, the rental payment escalated in accordance with increases in the CPI, with a minimum increase of 3.5%, and a maximum increase of 4%. The initial term of the lease was ten years, with two, ten-year renewals at the State of North Carolina’s option. The Company acquired the Pamlico Facility using a portion of the proceeds from the issuance of the Bonds. The lessee had the option to acquire the facility in August 2004, for $25,228,900. The lessee exercised its option in July 2004 and purchased the facility from the Company in November 2004 (See Note 4).
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

     In July 2003, the Company completed a public offering of 3,250,000 common shares at $25.50 per share, under its shelf registration statement. The gross proceeds from the offering of $82,875,000 less expenses of $4,984,000, which includes underwriters’ fees and expenses associated with the offering, generated net proceeds to the Company of approximately $77,891,000. The net proceeds of the offering were used to pay down the outstanding balance of the Company’s Amended Bank Credit Facility.
     On May 27, 2005, the Company amended the terms of the lease agreement with GEO, dated January 15, 1999, relating to the Lawton Correctional Facility. Pursuant to this First Amendment to Lease Agreement (the “Amended Lease”), the Company completed the acquisition of an existing 300-bed expansion to the Lawton Correctional Facility in Lawton, Oklahoma from GEO. The acquisition was completed using cash on hand, and no debt was incurred. However, the facility is subject to a mortgage under the Amended Bank Credit Facility. The purchase price was $3.5 million. The acquired 300-bed expansion is leased to GEO at an initial annual rate of 9.5 percent of the Company’s purchase price which equates to $332,500 of rent per year.
     The Amended Lease also provided for the Company to fund up to $23 million for a new 600-bed expansion being constructed onto the existing medium-security prison. The Company is not obligated to fund more than $23 million of the costs for the 600-bed expansion, which is the expected cost of the expansion. The Company may however, with no obligation to do so, advance more than $23 million if it so elects, with the additional costs reflected accordingly in the Amended Lease. If the Company does not elect not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. The Company has incurred approximately $10,261,000 of construction and related costs including approximately $26,000 of capitalized interest in connection with the new 600-bed expansion, and these costs are included in Correctional and Detention Facilities in the accompanying Consolidated Balance Sheet as of December 31, 2005. The new 600-bed expansion will also be leased to GEO at an initial rate of 9.5 percent of the Company’s total costs when it is completed. The Amended Lease provides a maturity date of 10 years on the entire 2,518-bed facility and will commence when the new 600-bed expansion is completed but no later than December 2006.
     On October 14, 2005, the Company closed on its purchase of an office condominium located in Palm Beach Gardens, Florida which the Company utilizes as its corporate office. The total cost of the office condominium was $1,389,000. The Company moved into the new office condominium in December 2005. As owners of the office condominium, the Company is responsible for paying all direct expenses associated with the building ownership, including real estate taxes, insurance and maintenance costs.
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
Deferred Financing Costs
     Deferred financing costs, which are the costs of obtaining the Amended Bank Credit Facility, are being amortized on a straight-line basis over the term of the debt. This method approximates the effective interest rate method. Accumulated amortization of deferred financing costs at December 31, 2005 and 2004 was approximately $1,487,000 and $779,000, respectively.
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
     Components of these real estate investments at cost are as follows at December 31, 2005 and 2004 (in thousands):

	2005	2004
Land	$11,942	$11,942
Buildings and improvements	235,313	231,805
Construction in-progress	10,261	—

	$257,516	$243,747

Long-Lived Assets
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. If such changes or circumstances exist, management will evaluate estimated undiscounted cash flows expected to be generated from the related long-lived assets. If such undiscounted cash flow estimates are less than the carrying values of the related assets, the Company would measure impairment as the difference between fair value and the net book value of the related asset.
Leases and Rental Income
     All leases are accounted for as operating leases. Lease revenue is recognized on a straight-line basis over the lease term including the impact of the scheduled rent increases which are determinable in amount at the inception of the lease. Any increases in the lease revenue due to scheduled rent increases which were not determinable at the inception of the lease will be recognized when determinable. The annual minimum rent to be received for correctional and detention facilities under non-cancelable operating leases as of December 31, 2005 is as follows (in thousands):

Fiscal year	Annual Rent
2006	$28,434
2007	28,594
2008	20,026
2009	5,530
2010	2,846
Thereafter	7,101

$92,531

     For the year December 31, 2005, the revenue generated from GEO and CEC represented 91% and 9%, respectively, of total rental revenue. For the year December 31, 2004, the revenue generated from GEO, the State of North Carolina and CEC represented 75%, 17% and 8%, respectively, of total rental revenue. For the year December 31, 2003, the revenue generated from GEO, the State of North Carolina and CEC represented 74%, 21% and 5%, respectively, of total rental revenue.
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

     Reconciliation Between Net Income and Estimated Taxable Income (in thousands) (Unaudited):

	For the years ended December 31,
	2005	2004	2003
Net income	$18,063	$23,670	$13,739
Straight-line rent adjustments	(23)	(335)	(511)
Net tax gain on sale of real estate in excess of GAAP gain on sale	—	2,224	—
Excess of Tax depreciation over GAAP depreciation	(1,070)	(1,436)	(1,739)
Tax stock option compensation expense in excess of GAAP	—	(138)	(851)
Other adjustments	40	(72)	152

Taxable income	17,010	23,913	10,790
Less capital gains	—	(8,044)	—

Adjusted taxable income subject to 90% dividend requirement	$17,010	$15,869	$10,790

     Reconciliation Between Cash Distribution and Distributions Paid Deduction (in thousands) (Unaudited):

	For the years ended December 31,
	2005	2004	2003
Cash dividends paid	$21,788	$19,784	$16,036
Less: Dividends on deferred shares and non-vested restricted stock	(25)	(17)	—
Less: Dividends treated as return of capital	(607)	—	(5,246)
Less: Dividends designated to prior year	(4,146)	—	—
Plus: Dividends paid in subsequent year treated as paid in current year	—	1,978	—
Plus: Dividends designated from following year	—	2,168	—

Dividends paid deduction	$17,010	$23,913	$10,790

     Characterization of Distributions Per Share (Unaudited):

	For the years ended December 31,
	2005		2004		2003
	$	%	$	%	$	%
Ordinary income	$1.7406	96.7%	$1.2474	63.0%	$1.12144	65.2%
Capital gains	—	—%	.7326	37.0%	—	0.00%
Return of capital	.0594	3.3%	—	0.00%	.59856	34.8%

Total dividend distributions per share	$1.80	100%	$1.98	100%	$1.72	100%

Fair Value of Financial Instruments
     The carrying value of cash and cash equivalents, accounts payable and accrued expenses and the revolving line of credit approximates fair value.
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
     As a result of the repayment of the Amended Bank Credit Facility of $78 million in July 2003 using the proceeds from the July 2003 public offering, which in effect eliminated the like amount of variable rate borrowings associated with interest rate swap agreements, the Company terminated $66 million of interest rate swap agreements. The cost of terminating the interest rate swap agreements was approximately $1.0 million and was recorded as interest expense in the consolidated statements for the year ended December 31, 2003. As of December 31, 2005 and 2004, the Company has no interest rate swap agreements in effect.
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

	For the years ended December 31,
	2005	2004	2003
Net income, as reported	$18,063	$23,670	$13,739
Add: stock-based compensation expense included in net income as reported	68	53	216
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(100)	(109)	(341)

Pro forma net income	$18,031	$23,614	$13,614

Net income per common share
Basic, as reported	$1.64	$2.16	$1.52
Basic, pro forma	$1.64	$2.15	$1.50

Diluted, as reported	$1.63	$2.14	$1.50
Diluted, pro forma	$1.63	$2.13	$1.49

     As of December 31, 2005, the Company had options with respect to an aggregate of 141,750 common shares available for grant. The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost has been recognized for its employee stock plans. Had compensation for the Company’s stock-based compensation plans been determined pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased accordingly. The Company did not grant any stock options in 2005 and 2004. The Company’s pro forma information regarding net income and net income per share has been determined using the Black-Scholes option-pricing model based on the following assumptions:

2003
Weighted average fair value of options granted	$2.81
Risk-free interest rate	4.00%
Expected life (years)	8
Expected volatility	32.2%
Quarterly dividend rate	7.6%
Comprehensive Income
     The components of the Company’s comprehensive income are as follows (in thousands):

	For the years ended December 31,
	2005	2004	2003
Net income	$18,063	$23,670	$13,739
Unrealized gain on derivative instruments	—	—	48
Losses reclassified into earnings from other comprehensive loss	—	—	2,571

Comprehensive income	$18,063	$23,670	$16,358

Recent Accounting Pronouncements
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
     On April 15, 2005, the Securities and Exchange Commission posted Final Rule Number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” which is effective as of April 21, 2005. Under the Commission’s amendment, the Company is required to file financial statements that comply with SFAS No. 123R in its Quarterly Report on Form 10-Q for the first quarter of the first fiscal year that begins after June 15, 2005, and the Company is permitted, but is not required, to comply with SFAS No. 123R for periods before the required compliance date. The Company has adopted SFAS No. 123R effective January 1, 2006. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the consolidated financial statements.
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
     The Amended Bank Credit Facility is secured by the Company’s facilities, other than the Queens Facility and the Mesa Verde Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of the Company’s facilities or the aggregate of the appraised value of those facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined) or 95% of Funds from Operations plus, in either case 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into specified interest rate swap agreements within sixty days following an increase in the borrowings for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. However, in January 2006, the Company amended the requirement to eliminate the need to enter into interest rate swaps agreements to the extent the borrowings on the Amended Bank Credit Facility are less than $30 million. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.
     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at December 31, 2005, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at December 31, 2005 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Amended Bank Credit Facility, the Company paid fees and expenses of approximately $2.1 million.
     As of December 31, 2005, the amount of outstanding indebtedness under the $95 million Amended Bank Credit Facility was $4.5 million. As of December 31, 2005, the Company had $90.5 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. The interest rate on the $4.5 million outstanding balance at December 31, 2005 was at the Base Rate of 7.25%. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.
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
     As a result of the sale, certain amounts in our prior years consolidated financial statements have been reclassified to reflect the discontinued operation presentation including reporting the results of operations associated with such facilities for both current and prior periods as discontinued operations. The discontinued operations line item in the consolidated statements of income includes rental income, interest income and the net gain on the sale less depreciation expense recorded prior to the classification of the facilities as held for sale, interest expense on the Bonds used to finance the facilities and general and administrative expenses directly associated with both the Pamlico Facility and the Mountain View Facility.
     The Company used the net proceeds from the sale and a substantial portion of the balance of the debt service fund and repaid all of the outstanding balance of the Bonds at par which were issued in 2001 to finance these facilities. As a result, there are no Bonds outstanding as of November 4, 2004.
     The aggregate rental revenues from these facilities for the year ended December 31, 2005, 2004 and 2003 were approximately $0, $5,598,000 and $6,651,000, respectively.
5. SHARE OPTION AND INCENTIVE PLANS
     The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as trustees. The Company’s Compensation Committee is responsible for making recommendations to the Board of Trustees concerning the granting of awards including determining the terms and conditions of the awards, vesting schedule, and any other restriction or limitations. Options have been granted at an exercise price equal to the fair market value at date of grant and have had a term of ten years from the date of grant. The options granted to officers and employees have vested immediately as to one-fourth of the shares subject thereto, and vest as to the remaining shares ratably on the first, second and third anniversary of the grant date. The options granted to the trustees have vested in full at the date of grant.
     A summary of the status of the Company’s stock option plans, including their weighted average option exercise price, as of December 31, 2005, 2004 and 2003, respectively, is presented below:

		2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	276,000	$18.50	298,500	$18.33	623,100	$18.32
Options granted	—	—	—	—	56,000	$20.93
Options exercised	—	—	(22,500)	$16.20	(368,100)	$18.65
Options forfeited	—	—	—	—	(12,500)	$20.00

Outstanding at end of year	276,000	$18.50	276,000	$18.50	298,500	$18.33

Exercisable at end of year	265,500	$18.41	242,500	$18.31	233,250	$18.27

     Significant option groups outstanding at December 31, 2005, and related weighted average exercise price and remaining life information, are as follows:

		Exercise Price/			Exercise Price/
		Weighted Average			Weighted Average		Remaining Life
Grant Date	Outstanding	Exercise Price		Exercisable	Exercise Price		Outstanding
4/28/98 1/21/99 4/25/00 1/17/01 5/29/01 1/23/02 1/23/03	95,000 36,000 12,000 12,000 5,000 62,000 54,000	$ $ $ $ $ $ $	20.00 17.31 11.19 11.00 12.62 18.13 20.93	95,000 36,000 12,000 12,000 5,000 62,000 43,500	$ $ $ $ $ $ $	20.00 17.31 11.19 11.00 12.62 18.13 20.93	2.3 years 3.1 years 4.3 years 5.0 years 5.4 years 6.1 years 7.1 years

	276,000		$18.50	265,500		$18.41

     Included in the 623,100 options outstanding at December 31, 2002, were 315,600 options, which had an expiration date of April 27, 2003. These options were granted on April 28, 1998 with an exercise price of $20.00 per share. Prior to the expiration date in 2003, 310,600 of these stock options were exercised, and the Company received proceeds of $6,212,000.
     During 2003, 7,500 deferred shares were granted pursuant to a Deferred Share Long-Term Loyalty Bonus Agreement in connection with the termination of the Senior Executive Retirement Plan (see note 8). On December 31, 2003, the date of grant, these deferred shares were valued at the closing price of the Company’s common stock of $28.80 per common share, and an expense of $216,000 was recorded in general and administrative expense in the consolidated statements of income for the year ended December 31, 2003. The Company granted an additional 500 deferred shares in January 2005, and has reserved an additional 2,000 deferred shares for granting pursuant to the Deferred Share Long-Term Loyalty Bonus Agreement in years 2006 through 2009.
     During 2005, 4,500 restricted stock awards were granted with a value of $25.10 each, and during 2004, 2,500 restricted stock awards were granted with a value of $30.18 each. The value of the restricted stock awards is recognized as compensation expense over the vesting period. The employee recipients of the restricted stock awards are entitled to receive dividends on all the restricted stock awards whether vested or not.
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

	For the years ended December 31,
	2005	2004	2003
Income from continuing operations	$18,063	$17,495	$13,021
Weighted average shares—basic	10,991	10,980	9,048
Per share—basic	$1.64	$1.60	$1.44
Effect of dilutive stock options	101	104	96
Weighted average shares—diluted	11,092	11,084	9,144
Per share—diluted	$1.63	$1.58	$1.42

	For the years ended December 31,
	2005	2004	2003
Income from operations of discontinued facilities	$—	$6,175	$718
Weighted average shares—basic	10,991	10,980	9,048
Per share—basic	$—	$.56	$.08
Effect of dilutive stock options	101	104	96
Weighted average shares—diluted	11,092	11,084	9,144
Per share—diluted	$—	$.56	$.08

Net income	$18,063	$23,670	$13,739
Weighted average shares—basic	10,991	10,980	9,048
Per share—basic	$1.64	$2.16	$1.52
Effect of dilutive stock options	101	104	96
Weighted average shares—diluted	11,092	11,084	9,144
Per share—diluted	$1.63	$2.14	$1.50
     As of December 31, 2005, 2004 and 2003, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted EPS.
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
8. SAVINGS AND RETIREMENT PLANS
     The Company has a 401(k) retirement plan (the “401(k) Plan”) covering all of the officers and employees of the Company. The 401(k) Plan permits participants to contribute, until termination of employment with the Company, up to a maximum of 25% of their compensation to the 401(k) Plan, subject to IRS limitations. The Company does not match contributions of participants; however, the Company made a discretionary contribution for the benefit of the participants of approximately $27,000 to the 401(k) Plan for year ended December 31, 2003. For the years ended December 31, 2005, 2004 and 2003, the Company incurred administrative costs of approximately $2,000, $1,800 and $1,800 respectively, in connection with the 401(k) Plan.
     Previously, the Board of Trustees had approved and adopted a Senior Executive Retirement Plan for which the only eligible participant in the plan, up to and including December 31, 2003, was the Chief Executive Officer of the Company. On December 31, 2003, the Company terminated the Senior Executive Retirement Plan and entered into a Deferred Share Long-Term Loyalty Bonus Agreement with the Chief Executive Officer of the Company. Pursuant to the Deferred Share Long-Term Loyalty Bonus Agreement, the Chief Executive Officer was granted 7,500 deferred shares on December 31, 2003 and was granted an additional 500 deferred shares in January 2005 and will be granted an additional 500 deferred shares each year beginning in 2006 and ending in 2009 for a total of 10,000 deferred shares. Distributions will be paid on the outstanding deferred shares equal to any dividends paid on the common shares outstanding.

     The Chief Executive Officer will become vested in all of the deferred shares granted to him as of the earliest to occur (i) April 30, 2009, provided he is still an employed by the Company on that date or (ii) any date on or after April 30, 2007 on which his employment with the Company is terminated for any reason other than his resignation or by the Company for cause. Any deferred shares that have not vested to him at the time his employment with the Company is terminated shall be forfeited immediately upon such termination of employment. On December 31, 2003, the date of grant, the 7,500 deferred shares were valued at the closing price of the Company’s common stock of $28.80 per common share, and an expense of $216,000 was recorded in general and administrative expense in the consolidated statements of income for the year ended December 31, 2003. The Company recorded an expense of $13,000 in general and administrative expense in the consolidated statements of income for the year ended December 31, 2005 in connection with the granting of the additional 500 deferred shares in January 2005, and will record as additional expense the value of the additional 500 deferred shares granted each year in 2006 through 2009.
     The Senior Executive Retirement Plan was a defined benefit plan and, subject to certain maximum and minimum provisions, was to base pension benefits on a percentage of the employee’s final average annual salary, not including bonus (earned during the employee’s last five years of credited service) times the employee’s years of credited service. Benefits under the plan were to be offset by social security benefits. The plan was never funded. The assumptions for the discount rate and average increase in compensation used in determining the pension expense were 6% and 8%, respectively. In connection with the termination of the Senior Executive Retirement Plan, the Company recorded a gain to reverse the previously recognized pension expense of $260,000 in 2003. For the year ended December 31, 2003, the Company recorded pension expense of approximately $85,000.
9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (In thousands, except per share data)

	As of or for the period ended:
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2005
Net real estate properties	$208,077	$211,453	$213,539	$217,438
Total assets	217,840	218,751	220,909	222,419
Revenue	6,898	7,001	7,080	7,074
Net income	4,452	4,516	4,561	4,534
Net income per share, basic	0.41	0.41	0.42	0.41
Net income per share, diluted	0.40	0.41	0.41	0.41
Cash distribution per share	0.45	0.45	0.45	0.45

2004
Net real estate properties	$213,873	$212,424	$210,975	$209,526
Total assets	272,435	271,509	271,436	218,316
Revenue	6,695	6,768	6,804	6,837
Net income	4,511	4,585	5,050	9,524
Net income per share, basic	0.41	0.42	0.46	0.87
Net income per share, diluted	0.41	0.41	0.46	0.86
Cash distribution per share	0.45	0.45	0.45	0.63
10. SUBSEQUENT EVENTS
     On January 5, 2006, the Company completed the acquisition of the Mesa Verde Correctional Facility (the “Mesa Verde Facility”) for $16,300,000, plus transaction costs. The Mesa Verde Facility is a 400-bed, minimum-security correctional facility located in Bakersfield, California, and was acquired from Correctional Institution, LLC, an unrelated party. The Company drew $16,300,000 from the Amended Bank Credit Facility to complete the acquisition.
     Simultaneous with the acquisition, the Company leased the Mesa Verde Facility to Cornell Companies, Inc. The Company executed a triple-net lease with Cornell Companies, Inc., or CRN, expiring July 31, 2015, with annual rental payments of $1,708,200 (or approximately 10.48 percent of the facility purchase price of $16.3 million) with no annual lease escalator during the initial four and one-half years of the lease, and annual rental payments of $1,963,116 (or approximately 12.04 percent of the facility purchase price of $16.3 million) with no annual lease escalator for the following five years of the lease term. The lease includes a provision under which the lease payment will be increased by up to $50,000 annually during the initial term of the lease if the population housed in the Mesa Verde Facility is increased.
     CRN is operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation (“CDCR”) housing adult, male inmates. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if CDCR elects not to renew the operating contract beyond the initial period.
     The Company amended the terms of the lease agreement with GEO, dated April 28, 1998, relating to the 224-bed McFarland Community Correctional Facility in McFarland, California. Per the terms of the original lease agreement, the annual cash rent on the McFarland Community Correctional Facility prior to amending the lease was $803,497 with an annual lease escalator at CPI, not to exceed 4 percent annually. Pursuant to the terms of the amended lease, effective January 1, 2006, the annual, cash-rent payments are fixed at $950,000 with no lease escalator.
     The amended lease expiration date is March 31, 2016. However, GEO has a one-time right to terminate the lease agreement effective 90 days following the expiration of the initial term of the new operating contract, at no cost, if the CDCR elects not to exercise its option to extend the new operating contract beyond the expiration date of the initial term.

PART III
     The information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K is set forth in our definitive Proxy Statement relating to our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) The following consolidated financial statements are filed as part of this Form 10-K:
CentraCore Properties Trust Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements.
(2)	The following financial statement schedules are filed as part of this Form 10-K:
                      Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005
(3)	See Exhibit Index included elsewhere herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 10, 2006	CENTRACORE PROPERTIES TRUST (Registrant)
	By:	/s/ Charles R. Jones
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

Signature	Title	Date

/s/ Robert R. Veach, Jr. Robert R. Veach, Jr.	Chairman of the Board	March 10, 2006
/s/ Charles R. Jones Charles R. Jones	Trustee, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2006

/s/ Richard R. Wackenhut Richard R. Wackenhut	Vice-Chairman of the Board	March 10, 2006
/s/ Anthony P. Travisono Anthony P. Travisono	Trustee	March 10, 2006

/s/ Clarence E. Anthony Clarence E. Anthony	Trustee	March 10, 2006
/s/ James D. Motta James D. Motta	Trustee	March 10, 2006

/s/ Donna Arduin Donna Arduin	Trustee	March 10, 2006
/s/ Kevin J. Foley Kevin J. Foley	Trustee	March 10, 2006

/s/ David J. Obernesser David J. Obernesser	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Accounting Officer)	March 10, 2006

INDEX TO EXHIBITS

Number	Description of Exhibits

3.1	Articles of Amendment and Restatement of Declaration of Trust of CentraCore Properties Trust (1)

3.2	Amended and Restated Bylaws of CentraCore Properties Trust (2)

3.3	Specimen of certificate representing the Common Shares (3)

3.4	Articles of Amendment to Declaration of Trust effective December 20, 2005 to change the name of the Company (4)

4.1	Provisions defining the rights of shareholders are found in the Articles of Amendment and Restatement of the Declaration of Trust and the Amended and Restated Bylaws, respectively, of CentraCore Properties Trust(included as Exhibits 3.1 and 3.2 hereof)

10.1	Agreement of Limited Partnership of CPT Operating Partnership L.P. (3)

10.2	Master Agreement to Lease between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.3	Form of Lease Agreement between CPT Operating Partnership L.P. and Wackenhut Corrections Corporation (3)

10.4	Form of Right to Purchase Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.5	Form of Option Agreement between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.6	Form of Trustee and Officer Indemnification Agreement between CentraCore Properties Trust and its trustees and officers (3)

10.7	CentraCore Properties Trust 1998 Employee Share Incentive Plan (5)+

10.8	1998 Non-Employee Trustees’ Share Option Plan (5)+

10.9	CentraCore Properties Trust 2000 Stock Option Plan (6)+

10.10	CentraCore Properties Trust 2002 Stock Option Plan (7)+

10.11	Agreement of Sale and Purchase dated October 30, 1998 between Wackenhut Corrections Corporation and CPT Operating Partnership L.P. (3)

10.12	Amended and Restated Credit Agreement dated as of November 25, 2003 by and among CPT Operating Partnership L.P., Correctional Properties Trust, Bank of America, N.A., as Administrative Agent (8)

10.13	Agreement of Sale and Purchase dated January 15, 1999 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (9)

10.14	Agreement of Sale and Purchase dated January 7, 2000 between Wackenhut Corrections Corporation and CPT Operating Partnership LP (9)

Number	Description of Exhibits

10.17	Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003 (10)

10.18	Master Agreement to Lease Between CPT Operating Partnership L. P. as Landlord and Community Education Centers, Inc. as tenant dated May 29, 2003 (10)

10.19	Senior Executive Retirement Plan Termination Agreement (2)+

10.20	Deferred Share Long-Term Loyalty Bonus Agreement (2)+

10.21	Employment Agreement dated October 28, 2004 by and between CentraCore Properties Trust and Charles R. Jones (11)+

10.22	Employment Agreement dated October 28, 2004 by and between CentraCore Properties Trust and David J. Obernesser (11)+

10.23	CentraCore Properties Trust Amended and Restated 2002 Stock Plan (12)+

10.24	First Amendment to Lease Agreement on the Lawton Oklahoma Correction and Detention Facility dated May 27, 2005 between CPT Operating Partnership L.P. and The GEO Group Inc. (13)

10.25	Form of Restricted Shares Award Agreement (13)+

21.1	List of Subsidiaries of CentraCore Properties Trust (14)

23.1	Consent of Ernst & Young LLP (14)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (14)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to exhibit 3.2 to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(2)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

(3)	Incorporated by reference to Amendment No. 1 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on March 20, 1998.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on December 21, 2005.

(5)	Incorporated by reference to Amendment No. 2 to the Registrant’s Form S-11 (File No. 333-46681) filed with the Commission on April 8, 1998.

(6)	Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed with the Commission on March 30, 2000.

(7)	Incorporated by reference to Appendix 2 to Registrant’s Definitive Proxy Statement filed with the Commission on March 14, 2002.

(8)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on December 5, 2003.

(9)	Incorporated by reference to Registrant’s Form 10-K for the year ended December 31, 1999 filed with the Commission on March 31, 2000.

(10)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2003 filed with the Commission on July 15, 2003.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Commission on November 2, 2004.

(12)	Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005.

(14)	Filed here with this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

CentraCore Properties Trust
Schedule III — Real Estate and Accumulated Deprecation as of December 31, 2005
(dollars in thousands)

						Costs
						Capitalized
						Subsequent		Gross Amount Carried at
				Initial Cost to Company		to Acquisition		Close of Period 12/31/2005
											(2)	Date of
			Encumbrances		Building and		Building and		Building and	(2)	Accumulated	Construction/	Date	Depreciable
	Description	Location	at 12/31/2005	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Lives
1	Aurora Facility	Aurora, CO	(1)	$669	$7,160	$—	$—	$669	$7,160	$7,829	$(1,377)	1987	4/28/1998	40

2	McFarland Facility	McFarland, CA	(1)	333	6,687	—	—	333	6,687	7,020	(1,283)	1988	4/28/1998	40

3	Queens Facility	New York, NY	—	1,436	13,296	—	—	1,436	13,296	14,732	(2,551)	1997	4/28/1998	40

4	Central Valley Facility	McFarland, CA	(1)	525	17,066	—	—	525	17,066	17,591	(3,275)	1997	4/28/1998	40

5	Golden State Facility	McFarland, CA	(1)	956	16,599	—	—	956	16,599	17,555	(3,185)	1997	4/28/1998	40

6	Desert View Facility	Adelanto, CA	(1)	451	16,413	—	—	451	16,413	16,864	(3,149)	1997	4/28/1998	40

7	Broward County Facility	Broward County, FL	(1)	3,193	11,935	—	—	3,193	11,935	15,128	(2,290)	1998	4/28/1998	40

8	Karnes Facility	Karnes County, TX	(1)	500	15,820	—	—	500	15,820	16,320	(3,035)	1996	4/28/1998	40

9	Lawton Facility	Lawton, OK	(1)	371	45,389	—	13,769	371	59,158	59,529	(7,962)	1999	(3)	40

10	Hobbs Facility	Hobbs, NM	(1)	—	48,389	—	—	—	48,389	48,389	(8,541)	1998	(4)	40

11	Jena Facility	Jena, LA	(1)	55	15,196	—	—	55	15,196	15,251	(2,273)	1999	1/7/2000	40

12	Delaney Hall Facility	Newark, NJ	(1)	3,453	17,855	—	—	3,453	17,855	21,308	(1,157)	2000	5/29/2003	40

				$11,942	$231,805	$—	$13,769	$11,942	$245,574	$257,516	$(40,078)

(1) This facility is held as security for the Amended Bank Credit Facility, which had an outstanding balance of $4,500 at December 31, 2005.
(2) Total real estate of $257,516 and accumulated depreciation of $40,078 at December 31, 2005 (per the above and below schedules) does not include the Company’s corporate office condominium which the Company purchased in 2005 and utilizes as its corporate office. As of December 31, 2005, the carrying value of the Company’s corporate office condominium consisted of land of $231 building and improvements of $1,159 and accumulated depreciation of $2.
(3) In January 1999, the Company acquired 1,500-bed Lawton Facility. In May 2005, the Company acquired an existing 300-bed expansion at the Lawton Facility, and the Company is currently in the process of funding the construction of a 600-bed expansion onto the facility which is expected to be completed in the second half of 2006
(4) In October 1998, the Company acquired the 600-bed Hobbs Facility. Subsequently, the Company acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

	For the years ended December 31,
Real Estate	2005	2004	2003
Balance at beginning of period	$243,747	$293,298	$271,990
Additions during period:
Acquisitions	3,508	—	21,308
Improvements	10,261	—	—
Other	—	—	—
Deductions during the period:
Cost of real estate sold	—	(49,551)	—
Other	—	—	—

Balance at close of period	$257,516	$243,747	$293,298

	For the years ended December 31,
Accumulated Depreciation	2005	2004	2003
Balance at beginning of period	$(34,221)	$(33,157)	$(25,761)
Additions during period:
Depreciation	(5,857)	(6,759)	(7,396)
Other	—	—	—
Deductions during the period:
Real estate sold	—	5,695	—
Other	—	—	—

Balance at close of period	$(40,078)	$(34,221)	$(33,157)