Form 10-Q
period 2006-03-31
CentraCore Properties Trust
filed 2006-05-10
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _______________ to _______________
Commission File Number: 1- 14031
CENTRACORE PROPERTIES TRUST
(Exact name of Registrant as specified in its declaration of trust)

Maryland	65-0823232
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
11376 Jog Road, Suite 101, Palm Beach Gardens, Florida 33418
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
Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     As of May 9, 2006, there were 11,003,050 of the registrant’s Common Shares outstanding.

CENTRACORE PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
Item I — Financial Statements.
CENTRACORE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Real estate properties, at cost:
Correctional and detention facilities	$280,425	$257,516
Less—accumulated depreciation	(41,642)	(40,078)

Net real estate properties	238,783	217,438
Cash and cash equivalents	149	414
Deferred financing costs, net	465	644
Corporate office, net	1,381	1,388
Other assets	2,617	2,535

Total assets	$243,395	$222,419

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$4,550	$4,523
Revolving line of credit	25,800	4,500

Total liabilities	30,350	9,023

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 11,003,050 and 10,997,250 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,794	220,835
Distributions in excess of accumulated earnings	(7,760)	(7,370)
Unearned compensation	—	(80)

Total shareholders’ equity	213,045	213,396

Total liabilities and shareholders’ equity	$243,395	$222,419

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 and 2005
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	March 31,
	2006	2005
Revenue
Rental	$7,552	$6,860
Interest	12	38

	7,564	6,898

Expenses
Depreciation	1,572	1,449
General and administrative	858	721
Interest	461	276

	2,891	2,446

Net income	$4,673	$4,452

Net income per common share:
Basic	$.43	$.41

Diluted	$.42	$.40

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,992	10,991
Diluted	11,093	11,083

Distributions declared per common share outstanding (Note 6)	$.46	$.45
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Amounts in thousands, except per share amounts)
(Unaudited)

	March 31,	March 31,
	2006	2005
Cash flows from operating activities
Net income	$4,673	$4,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate properties	1,572	1,449
Amortization of deferred financing costs	168	177
Stock based compensation	39	17
Changes in operating assets and liabilities:
Other assets	(83)	(42)
Accounts payable and accrued expenses	(244)	(104)
Deferred revenue	—	2,089

Net cash provided by operating activities	6,125	8,038

Cash flows from investing activities
Payment of corporate office condominium acquisition costs	(132)	—
Construction in-progress	(6,069)	—
Acquisition of real estate properties	(16,426)	—

Net cash used in investing activities	(22,627)	—

Cash flows from financing activities
Distributions to shareholders	(5,063)	(6,930)
Net draws under revolving line of credit	21,300	—

Net cash provided by (used in) financing activities	16,237	(6,930)

Net (decrease) increase in cash and cash equivalents	(265)	1,108
Cash and cash equivalents, beginning of year	414	5,004

Cash and cash equivalents, end of quarter	$149	$6,112

Supplemental Disclosure:
Cash paid for interest (net of amount capitalized)	$168	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The consolidated financial information of CentraCore Properties Trust (the “Company”) and its subsidiaries as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited, but has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the interim data includes all adjustments consisting solely of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s results for the periods presented. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. The consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
2. Concentration of Credit Risk
     At March 31, 2006, the Company owned thirteen facilities of which eleven were leased to The GEO Group, Inc. (together with its subsidiaries, “GEO”) (NYSE: GGI). For the three months ended March 31, 2006, the revenue generated from GEO represented 86% of total revenue. The Company leases its facilities to GEO under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, maintenance, structural and non-structural repairs and other costs). GEO currently files its financial statements in reports filed with the Securities and Exchange Commission.
     The following summary financial data regarding GEO is taken from its most recently filed public report (amounts in thousands):

	As of
Consolidated Balance Sheets	April 2, 2006	January 1, 2006
	(unaudited)
Current assets	$236,398	$229,292
Non current assets	417,581	410,219
Current liabilities	149,418	136,519
Non current liabilities	387,787	392,558
Minority interest	1,325	1,840
Shareholders’ equity	115,449	108,594

	For the Thirteen Weeks Ended
Consolidated Statements of Income	April 2, 2006	April 3, 2005
	(unaudited)
Revenues	$185,881	$148,255
Operating income	12,462	7,373
Income from continuing operations	4,674	2,391
Net income	4,556	2,896

	For the Thirteen Weeks Ended
Consolidated Statements of Cash Flows	April 2, 2006	April 3, 2005
	(unaudited)
Net cash provided by operating activities	$11,530	$3,517
Net cash (used in) provided by investing activities	(12,079)	8,192
Net cash provided by (used in) financing activities	88	(1,015)
     For more detailed information regarding GEO, please refer to the financial statements of GEO, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.
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
     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at March 31, 2006, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at March 31, 2006 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Amended Bank Credit Facility, the Company paid fees and expenses of approximately $2.1 million.
     As of March 31, 2006, the amount of outstanding indebtedness under the $95 million Amended Bank Credit Facility was $25.8 million. As of March 31, 2006, the Company had $69.2 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit

Facility for general working capital requirements. The interest rate on the $25.8 million outstanding balance at March 31, 2006 was at the Base Rate of 7.75%. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the Facilities and for general working capital requirements.
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
     The GEO Group, Inc. (together with its subsidiaries, “GEO”), who leases eleven of the Company’s thirteen facilities, does not presently have a correctional facility operating or management contract with a governmental agency for the Jena Facility. However, GEO continues to make rental payments to the Company as required under the terms of the non-cancelable lease. The appraised value of this facility is approximately seven percent of the Total Value, and therefore, does not exceed 20% of the Total Value. As a result, the Jena Facility continues to be included in the Pledge Pool.
4. Earnings Per Share
     Basic earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period after considering additional dilution from outstanding stock options, nonvested restricted stock and deferred shares. The following data show the amounts used in computing earnings per share and the effects on income and the weighted average number of shares of potential dilutive common stock (in thousands, except per share data):

	For the Three Months Ended,
	March 31,
	2006	2005
Net income	$4,673	$4,452
Weighted average shares-basic	10,992	10,991
Per share-basic	$.43	$.41
Effect of dilutive equity awards	101	92
Weighted average shares-diluted	11,093	11,083
Per share-diluted	$.42	$.40
     As of March 31, 2006, and 2005, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted earnings per share.
5. Employee Stock-Based Compensation Plans
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. The adoption of SFAS 123R did not have a material impact on net income, cash flows from operations or financing activities, or basic and diluted EPS.

     Included in General and Administrative expense for the three months ended March 31, 2006 is $39,000 of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the three months ended March 31, 2006 was approximately $3,000 consisting primarily of compensation cost from stock options.
     The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006: (In thousands except per share amounts)

For the Three
Months Ended
March 31, 2005
Net income, as reported	$4,452
Add: stock-based compensation expense included in net income as reported	17
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(27)

Pro forma net income	$4,442

Net income per share
Basic, as reported	$0.41
Basic, pro forma	$0.40

Diluted, as reported	$0.40
Diluted, pro forma	$0.40
     The Company’s pro forma information regarding net income and net income per share has been determined using the Black-Scholes option-pricing model based on the following assumptions:

Weighted average fair value of options granted	$2.81
Risk-free interest rate	4.00%
Expected life (years)	8
Expected volatility	32.2%
Quarterly dividend rate	7.6%
     The Company has established share option and incentive plans for the purpose of attracting and retaining qualified executive officers and key employees, as well as trustees. The Company’s Compensation Committee is responsible for making recommendations to the Board of Trustees concerning the granting of awards including determining the terms and conditions of the awards, vesting schedule, and any other restriction or limitations. Options have been granted at an exercise price equal to the fair market value at date of grant and have had a term of ten years from the date of grant. The options granted to officers and employees have vested immediately as to one-fourth of the shares subject thereto, and vest as to the remaining shares ratably on the first, second and third anniversary of the grant date. The options granted to the trustees have vested in full at the date of grant. Stock options were last granted by the Company in January 2003, and the Company began granting restricted stock awards in January 2004.

     The following is a summary of the Company’s stock option activity for the three months end March 31, 2006.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at beginning of period	276,000	$18.50
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	—	—

Options outstanding at end of period	276,000	$18.50	4.2	$1,807,000

Options exercisable at the end of period	276,000	$18.50	4.2	$1,807,000

					Weighted
					Average
					Remaining
					Contractual
Grant Date	Outstanding	Exercise Price	Exercisable	Exercise Price	Life (in years)
4/28/98	95,000	$20.00	95,000	$20.00	2.1
1/21/99	36,000	17.31	36,000	17.31	2.8
4/25/00	12,000	11.19	12,000	11.19	4.1
1/17/01	12,000	11.00	12,000	11.00	4.8
5/29/01	5,000	12.62	5,000	12.62	5.2
1/23/02	62,000	18.13	62,000	18.13	5.8
1/23/03	54,000	20.93	54,000	20.93	6.8

	276,000	$18.50	276,000	$18.50	4.2

     As of March 31, 2006, there was $0 of unrecognized compensation expense related to 276,000 outstanding stock options. As of March 31, 2006, all of the 276,000 outstanding stock options were fully vested.
     The following is a summary of the Company’s restricted stock option activity for the three months end March 31, 2006.

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Award
Nonvested restricted stock awards at the beginning of period	5,750	$26.20
Granted	5,800	27.27
Vested	(625)	30.18
Forfeited/cancelled	—	—

Nonvested restricted stock awards at the end of period	10,925	$26.54

     The value of the restricted stock awards is recognized as compensation over the vesting period of three to four years using the accelerated method. The employee recipients of the restricted stock awards are entitled to receive dividends on all the restricted stock awards whether vested or not. As of March 31, 2006, there was $217,000 of total unrecognized compensation expense related to 10,925 nonvested restricted stock awards which is expected to be recognized over the remaining weighted-average requisite service period of approximately 2 years.

6. Distributions Declared Per Share
     Regular quarterly distributions are generally declared a quarter in arrears. Regular quarterly distributions declared per share during the three months ended March 31, 2006 and 2005 represent the regular quarterly distribution for the fourth quarter of 2005 and 2004, respectively.
7. Expansion to the Lawton Correctional Facility
     On May 27, 2005, the Company amended the terms of its lease agreement with The GEO Group, Inc., dated January 15, 1999, relating to the Lawton Correctional Facility. Pursuant to this First Amendment to Lease Agreement (the “Amended Lease”), the Company agreed to fund up to $23 million for a new 600-bed expansion to be constructed onto the existing medium-security prison. Upon completion, the Company will own the entire 2,518-bed facility, comprised of the original 1,500 beds, the original 118 administrative beds, the 300-bed expansion, and the 600-bed expansion currently being constructed. The facility will continue to be leased to GEO to house adult, male inmates for the Oklahoma Department of Corrections.
     The Company is not obligated to fund more than $23 million of the costs for the 600-bed expansion. The Company may however, with no obligation to do so, advance more than $23 million if it so elects, with the additional costs reflected accordingly in the Amended Lease. If the Company elects not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. The Company has incurred approximately $16,744,000 of construction and related costs including approximately $218,000 of capitalized interest in connection with the new 600-bed expansion, and these costs are included in Correctional and Detention Facilities in the accompanying Consolidated Balance Sheet as of March 31, 2006.
     The new 600-bed expansion will be leased to GEO at an initial rate of 9.5 percent of CPT’s total costs when it is completed. Following the completion of the new 600-bed expansion, the initial blended-lease rate on the entire 2,518-bed facility is expected to be approximately 10.50 percent with annual lease escalators at CPI, not to exceed 4 percent annually.
     The amended lease provides a maturity date of 10 years on the entire 2,518-bed facility and will commence when the new 600-bed expansion is completed.
8. Acquisition of Mesa Verde Facility
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
     Simultaneous with the acquisition, the Company leased the Mesa Verde Facility to Cornell Companies, Inc., or CRN. The Company executed a triple-net lease with CRN, expiring July 31, 2015, with annual rental payments of $1,708,200 (or approximately 10.48 percent of the facility purchase price of $16.3 million) with no annual lease escalator during the initial four and one-half years of the lease, and annual rental payments of $1,963,116 (or approximately 12.04 percent of the facility purchase price of $16.3 million) with no annual lease escalator for the following five years of the lease term. The lease includes a provision under which the lease payment will be increased by up to $50,000 annually during the initial term of the lease if the population housed in the Mesa Verde Facility is increased.
     CRN is operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation (“CDOCR”) housing adult, male inmates. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if CDOCR elects not to renew the operating contract beyond the initial period.

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
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•	our reliance on a single lessee for a substantial majority of our revenue;

•	non-renewal of existing leases;

•	the limited alternative use and special purpose aspects of our properties;

•	changes in interest rates;

•	our continued ability to obtain financing;

•	our ability to obtain rental rates sufficient to make acquisitions feasible;

•	our continued ability to pay a dividend;

•	changes in governmental and public policy;

•	our failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	general industry and market conditions;

•	our potential failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	other risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2005, including those described under the caption “Risk Factors”; and

•	additional risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”
     The risks referenced above are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our current reports on Form 8-K as we file them with the Securities and Exchange Commission, and to other materials we may furnish to the public from time to time.
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
     Our principal business strategy is to develop, finance and/or acquire facilities that meet our investment criteria, to expand our existing facilities, and to lease all of these facilities under long-term triple-net leases directly to government entities or private companies who operate the facilities on behalf of government entities. Our facilities we owned as of March 31, 2006 are privately managed facilities that are leased to and operated by The GEO Group, Inc., or GEO, Community Education Centers, Inc., or CEC, and Cornell Companies, Inc., or CRN. We lease eleven of our facilities to GEO or its subsidiary, one of our facilities to CEC and one of our facilities to CRN.
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
     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases except for the McFarland Facility and the Mesa Verde Facility leases:
•	The GEO Group Leases. The base rent for the first year of each facility leased to GEO before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The base rent for the first year of the 300-bed expansion to the Lawton Correctional Facility was equal to 9.5% of the purchase price for the expansion. After the first year, minimum rent escalates by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4% per annum throughout the term of the lease. Pursuant to the terms of the amended lease on the McFarland Facility, effective January 1, 2006, the annual base rent is fixed at $950,000 with no annual lease escalator. The average remaining life on the eleven leases with GEO as of May 9, 2006, is approximately 2.5 years (or 4.7 years assuming the new 10-year lease term on the entire Lawton Facility to the year 2016 were already effective).

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent was $2,310,000 per annum or 11.0% of the facility purchase price. Following the first year and continuing during the term of the lease, base rent will increase by 3.0% annually on each anniversary.

•	Cornell Companies, Inc. Lease. On January 5, 2006, we acquired Mesa Verde Correctional Facility. The initial annual base rent rate was $1,708,200 (or approximately 10.48% of the facility purchase price of $16.3 million) with no annual lease escalator. After four and one-half years, annual base rent increases to $1,963,116 (or 12.04% of the facility purchase price of $16.3 million) for the following five years of the lease term with no annual lease escalator. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
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
     Our cash flows from operating activities are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of our tenants, GEO, CEC, and CRN. Any of the following could have a material adverse impact on our cash flows from operating activities and income from operating activities:
•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for GEO, CEC and CRN. Only a governmental agency that has contracted with GEO, CEC and CRN may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect GEO’s, CEC’s or CRN’s financial condition and their respective ability to make lease payments to us.

•	GEO and its subsidiary, CEC and CRN were the only parties with whom we have lease agreements on our facilities as of March 31, 2006. Accordingly, these three parties now account for 100% of our lease agreement revenue. The failure of any of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	GEO is either the lessee or sub-lessee of 11 of the 13 facilities we owned as of March 31, 2006. For the three months ended March 31, 2006, approximately 86% of our rental revenue was generated from GEO, and our ability to make distributions to our shareholders will depend substantially upon GEO making rent payments and satisfying its obligations to us. Any failure or delay by GEO in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows from operating activities and income from operating activities and our ability to make anticipated distributions. Seven of our leases with GEO expire during April 2008. To the extent these leases are not renewed by GEO or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders will be adversely affected.
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

Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related notes. In preparing our consolidated financial statements, we have made our best estimates and assumptions that affect the reported assets and liabilities. We believe our most critical accounting policies include revenue recognition, depreciation of real estate, impairment of long-lived assets, and the accounting for interest rate swaps and stock options. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, future results could differ from these estimates. For additional information, please see Note 2 (Basis of Presentation and Summary of Significant Accounting Policies) to our audited consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Stock Options
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Prior to January 1, 2006, the value of restricted stock awards was expensed by us over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price not less than fair market value on the date of grant. Our adoption of SFAS 123R did not have a material impact on net income, cash flows from operations or financing activities, or basic and diluted EPS.
FINANCIAL CONDITION
Results of Operations
Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005
     For the three months ended March 31, 2006, rental revenues increased to $7,552,000 from $6,860,000 for the three months ended March 31, 2005. The 10% increase in rental revenues resulted primarily from the acquisition of the Mesa Verde Facility in January 2006 and the 300-bed expansion at the Lawton Facility in May 2005. The balance of the increase in rental revenues is due to rent escalations, based on the CPI, on certain of the facilities.
     Depreciation for the three months ended March 31, 2006 increased to $1,572,000 from $1,449,000 for the three months ended March 31, 2005. Depreciation associated with the acquisition of the Mesa Verde Facility and the 300-bed expansion at the Lawton Facility resulted in the 8% increase in depreciation from 2005 to 2006.
     General and administrative expenses for the three months ended March 31, 2006 increased 19% to $858,000 from $721,000 for the three months ended March 31, 2005. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $83,000, an increase in legal fees of $25,000 and an increase in audit fees of $24,000.
     Interest expense increased to $461,000 for the three months ended March 31, 2006 from $276,000 for the three months ended March 31, 2005. The 67% increase in interest expense was primarily due to an increase in interest expense on the Amended Bank Credit Facility due to the $16.3 million draw in January 2006 to acquire the Mesa Verde Facility.
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
     The amended bank credit facility is secured by our facilities, other than the Queens Facility and the Mesa Verde Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements within sixty days following an increase in the borrowings for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. However, in January 2006, we amended the requirement to eliminate the need to enter into interest rate swaps agreements to the extent the borrowings on the amended bank credit facility are less than $30 million. As of May 9, 2006, the amount of outstanding indebtedness under the amended bank credit facility was $25.8 million, and there were no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at May 9, 2006.
     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at March 31, 2006, respectively. We are required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at March 31, 2006 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of May 9, 2006, the amount of outstanding indebtedness under the amended bank credit facility was $25.8 million. As of May 9, 2006, we had $69.2 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.
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
     Each of our facilities are leased under triple-net leases in which the tenant is required to pay all the operating expenses, taxes, insurance, and structural and non-structural repairs and other costs. As a result, we have no commitments with respect to other capital expenditures on our existing facilities. We have an agreement under which we may acquire, at a price of up to 105% of cost, and lease back to GEO, any correctional or detention facility acquired or developed and owned by GEO, subject to specified limited exceptions and subject to time constraints on each specific property. In connection with GEO’s acquisition of Correctional Services Corporation in November 2005, we are currently seeking more detailed information from GEO to determine whether we will have the right, under the terms of the right to purchase agreement, to acquire some or all of the properties owned by Correctional Services Corporation.
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
     Simultaneous with the acquisition, we leased the Mesa Verde Correctional Facility to CRN. We executed a triple-net lease with CRN, expiring July 31, 2015, with annual rental payments of $1,708,200 (or approximately 10.48 percent of the facility purchase price of $16.3 million) with no annual lease escalator during the initial four and one-half years of the lease, and rental payments of $1,963,116 (or approximately 12.04 percent of the facility purchase price of $16.3 million) with no annual lease escalator for the following five years of the lease term. The lease includes a provision under which the lease payment will be increased by up to $50,000 annually during the initial term of the lease if the population housed in the Mesa Verde Correctional Facility is increased.
     CRN is operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation housing adult, male inmates. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
     On May 27, 2005, we amended the terms of our lease agreement with GEO, dated January 15, 1999, relating to the Lawton Correctional Facility. Pursuant to the amended lease, we agreed to fund up to $23 million for a new 600-bed expansion to be constructed onto the existing medium-security prison and extended the lease term for ten (10) years from the earlier of the completion of the expansion or December 4, 2006.
     Upon completion, we will own the entire 2,518-bed facility, comprised of the original 1,500 beds, the original 118 administrative beds, the newly acquired 300-bed expansion, and the 600-bed expansion to be constructed. The facility will continue to be leased to GEO to house adult, male inmates for the Oklahoma Department of Corrections.
     We are not obligated to fund more than $23 million of the costs for the 600-bed expansion, which is the expected cost of the expansion. We may however, with no obligation to do so, advance more than $23 million if we so elect, with the additional costs reflected accordingly in the amended lease. If we elect not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. We have incurred approximately $16,744,000 of construction and related costs including approximately $218,000 of capitalized interest in connection with the new 600-bed expansion and approximately $3,145,000 of these costs have been accrued and included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet as of March 31, 2006. We are financing the new 600-bed expansion through net cash provided by operating activities and our amended bank credit facility.
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
     The following table presents a reconciliation of net income to FFO for the three months ended March 31, 2006 and 2005:

	For The Three Months Ended
	March 31,
(Amounts in thousands)	2006	2005
Net income	$4,673	$4,452
Real estate depreciation (a)	1,564	1,449

Funds from operations	$6,237	$5,901

(a)	Excludes depreciation of the corporate office and office equipment of $8 and $0 for three months ended March 31, 2006 and 2005, respectively.

Our Facilities
     The thirteen facilities owned by us at May 9, 2006, which we refer to in this report as “our facilities,” were purchased for an aggregate cash purchase price of approximately $263.6 million. We lease eleven of these facilities to GEO or its subsidiary, one of these facilities to Community Education Centers, Inc. and one of these facilities to Cornell Companies, Inc. These thirteen facilities are located in nine states and have an aggregate design capacity of 7,556 beds. The following table sets forth certain information with respect to these facilities as of May 9, 2006 except for the occupancy rate which was as of March 31, 2006.

						Design		Expiration
						Capacity		of	Operating
	Date Facility Was					and	Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement(3)	Options
THE GEO GROUP
FACILITIES:

Aurora	April 1998	April 2008	BICE	BICE (4)	Minimum/	300/111%	May	September	—
Processing Center,			Detention		Medium		1987	2006
or the Aurora			Facility
Facility,
Aurora, CO

McFarland Community	April 1998	March	Pre-Release	CDOCR	Minimum/	224/105%	February	June	Two
Correctional		2016 (7)		(6)	Medium		1988	2010 (7)	Five-Year
Facility,
or the McFarland
Center Facility,
McFarland, CA

Queens Private	April 1998	April 2008	USMS	USMS (5)	Minimum/	200/93%	March	June	One
Correctional			Detention		Medium		1997	2006 (5)	One-Year
Facility,			Facility
or the Queens
Facility,
New York, NY

Central Valley	April 1998	April 2008	Adult	CDOCR	Minimum/	550/97%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility,
or the Central
Valley Facility,
McFarland, CA

Golden State	April 1998	April 2008	Adult	CDOCR	Minimum/	550/99%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility,
or the Golden State
Facility,
McFarland, CA

Desert View	April 1998	April 2008	Adult	CDOCR	Minimum/	550/100%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility,
or the Desert View
Facility,
Adelanto, CA

Broward Transition	April 1998	April 2008	BICE	BICE (8)	Non-	300/129%	February	September	Two
Center,			Detention		Secured	(8)	1998	2006	One-Year
or the Broward			Facility
County Facility,
Broward County, FL

Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	480/110%	January	2026	—
Correctional Center,			Correctional	County	Security		1996
or the Karnes			Facility
Facility,
Karnes City, TX

						Design		Expiration
						Capacity		of	Operating
	Date Facility Was					and	Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement(3)	Options
Lawton Correctional	January 1999	January	Adult	ODOC (10)	Medium	1,800/99%	December	June	Two One-
Facility,		2009	Correctional				1998	2006	Year
or the Lawton			Facility
Facility,
Lawton, OK

Lea County	October 1998	January	Adult	Lea	Multi-	1,200/103%	May	June	Annual
Correctional	(11)	2009	Correctional	County	Security		1998	2006
Facility,			Facility
or the Hobbs
Facility,
Hobbs, NM

Jena Juvenile	January 2000	January	Juvenile	None	Multi-	276/0%	June	None (12)	None
Justice Center,		2010	Correctional		Security	(12)	1999
or the Jena			Facility
Facility,
Jena, LA

COMMUNITY
EDUCATION
CENTERS
FACILITY:

Delaney Hall,	May 2003	May 2013	Adult	(13)	Minimum	726/99%	March	(13)	(13)
or the Delaney			Correctional				2000
Hall Facility,			Facility
Newark, NJ

CORNELL
COMPANIES
FACILITY:

Mesa Verde	January 2006	July	Adult	CDOCR	Minimum	400/(14)	1988	June	Two
Correctional Facility,		2015 (14)	Correctional					2010	Five-Year
or the Mesa Verde			Facility
Facility,
Bakesfield, CA

Total Facilities	13					7,556/98%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. While the design capacity of each of the Central Valley Community Correctional Facility, the Golden State Community Correctional Facility and the Desert View Community Correctional Facility is 550, the facility operating agreement for each such facility provides for the use and occupancy of only 500 beds per facility. The occupancy rates presented are as of March 31, 2006. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of GEO, CEC, CRN or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)	We are not a party to the underlying operating agreement on each facility. GEO, CEC and CRN or their affiliates are the parties to the operating agreements with the contracting government entities on GEO, CEC and CRN facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and GEO, CEC or CRN does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	On June 30, 2005, GEO’s operating agreement with BICE on the Queens Facility was transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO is managing and operating the Queens Facility on behalf of the United States Marshals Service (“USMS”) under a contract option period which began on July 1, 2005 and ends on June 30, 2006.

(6)	State of California Department of Corrections and Rehabilitation.

(7)	GEO entered into a new operating contract with the California Department of Corrections and Rehabilitation, or the CDOCR, on the 224-bed McFarland Community Correctional Facility, or the McFarland Facility, for an initial term of five years beginning on January 1, 2006. GEO’s previous contract with the CDOCR on the McFarland Facility had expired on December 31, 2005. As a result of the new operating contract, the original lease expiration date on the McFarland Facility of April 28, 2008, was extended to accommodate the term of the new operating contract. Per the terms of the original lease agreement, the annual cash rent on the McFarland Community Correctional Facility prior to amending the lease was $803,497 with an annual lease escalator at CPI, not to exceed 4 percent annually. Pursuant to the terms of the amended lease, effective January 1, 2006, the annual, cash-rent payments are fixed at $950,000 with no annual lease escalator. The amended lease expiration date is March 31, 2016. However, GEO has a one-time right to terminate the lease agreement effective 90 days following the expiration of the initial term of the new operating contract, at no cost, if the CDOCR elects not to exercise its option to extend the new operating contract beyond the expiration date of the initial term.

(8)	BICE has executed an operating agreement with GEO under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has two remaining one-year renewal options. The operating agreement between the Broward County Sheriff’s Office, or the BSO, and GEO, was terminated in January 2006.

(9)	We are currently in the process of funding the construction of a 600-bed expansion onto the facility. Upon the completion of the new 600-bed expansion, which is currently expected to be in the second half of 2006 but no later than the outside date of December 4, 2006 as per the terms of the amended lease, it will be leased to GEO at an initial annual rate of 9.5 percent of our total costs, and a new lease term of 10 years will commence on the entire facility. Under the amended lease, rent escalates on an annual basis by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum.

(10)	State of Oklahoma Department of Corrections.

(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12)	The Jena Facility was operated by GEO under an operating agreement with the State of Louisiana, which was terminated in July 2000. GEO does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility has been vacant since the termination of the operating agreement in July 2000. GEO had recently allowed the State of Louisiana to use the Jena Facility on a temporary emergency basis to house approximately 500 inmates as a result of the emergency situation created by Hurricane Katrina. However, the State of Louisiana is no longer utilizing the facility, and the Jena Facility is currently vacant. GEO is obligated under the terms of the lease to continue to make rental payments to us regardless of the occupancy status of the Jena Facility.

(13)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on June 30, 2006; (2) Union County, New Jersey, which expires on December 31, 2006; and (3) Essex County, New Jersey, which expires on September 30, 2006.

(14)	CRN has begun accepting inmates and operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation housing adult, male inmates. CRN has the one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
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
     As of March 31, 2006, $25,800,000 was drawn on the amended bank credit facility at an average rate of 7.75% based upon the base rate under the amended bank credit facility, and we had no interest rate swaps in effect. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2006 would result in an increase in interest for fiscal year 2006 of approximately $258,000.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. As of March 31, 2006, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of March 31, 2006.
     Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three and nine months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The nature of our business may result in claims or litigation against us for damages arising from the conduct of our lessees, employees or others.
     Except for any routine litigation incidental to our business, there are no pending material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject. Subject to specified exceptions appearing in the applicable leases, each of GEO, CEC, and CRN has agreed to indemnify us for incidents that arise from operation of facilities leased to them. To the extent any claim is not covered by our lessees’ insurance, or ours, or exceeds the amount of the coverage, we may be liable which could have a material adverse effect on our operations, financial position or our future business operations.
Item 1A. Risk Factors
     Other than as set forth below, there have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Risks relating to Our Relationship with The GEO Group
     The GEO Group, Inc. (or GEO) is the lessee or sublessee of 11 of the 13 facilities we currently own. Approximately 86% of our revenue, and our ability to make distributions to our shareholders, depends largely upon GEO making rent payments and satisfying its obligations to us. On March 13, 2006, during its fourth quarter earnings conference call, GEO’s chief executive officer announced GEO’s intent to restructure its relationship with us, including possible non-renewal of certain leases expiring in 2008 and 2010.
     To the extent leases are not renewed by GEO or are renewed or replaced at unfavorable terms, our total revenue and ability to make distributions to our shareholders would be adversely affected. There are a limited number of qualified private correctional and detention facility operators available to replace GEO upon expiration of its lease agreements with us. In addition, our ability to attract replacement lessees for the current GEO facilities is in part dependent on the willingness of relevant governmental entities to contract with a replacement lessee for correctional and detention facility services. While governmental entities may also lease and operate facilities directly using public employees, it is uncertain that any of the governmental entities that currently contract with GEO to operate our facilities will be able or willing to lease a facility directly from us and to operate it using public employees. Even if suitable replacement lessees are identified, public or private, the rental rate under any replacement leases may be less than the rental rate payable to us under our current leases with GEO.
     GEO also stated that it did not anticipate partnering with us on future development projects and that it is seeking to develop competing facilities in close proximity to our existing ones. While we have the option to acquire from GEO, under a right to purchase agreement between us, certain new facilities that GEO acquires through 2013, GEO may assert that one or more newly acquired or developed facilities are not subject to the terms of the agreement or may seek to structure acquisition or development transactions in a manner that permits it to assert that a given facility is not subject to the agreement. GEO also has the right of first refusal on the proposed sale by us of any facilities currently leased to GEO.
     In light of GEO’s announcement, our overall relationship with GEO may be at risk. In addition to possible non-renewal of expiring leases, failure by GEO to comply with the material terms of the right to purchase agreement or any lease agreement between us may materially adversely affect our operating results and financial condition. Additionally, the possible need by us, from time to time, to finance, refinance or effect a sale of any of the leased facilities may result in a need to modify or extend the lease agreement applicable to such facility. Any such lease modifications or extensions will require the approval of GEO, and the lack of approval from GEO could adversely affect our ability to consummate such financing or sale.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibit
(a) Exhibits

Number	Description of Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

(1)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
CENTRACORE PROPERTIES TRUST
(Registrant)
/s/ Charles R. Jones
Charles R. Jones
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David J. Obernesser
David J. Obernesser
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)

Date: May 10, 2006