Form 10-Q
period 2006-06-30
CentraCore Properties Trust
filed 2006-08-09
CIK 1056218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐                                                              Accelerated filer ☒                                                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     As of August 8, 2006, there were 11,003,050 of the registrant’s Common Shares outstanding.

CENTRACORE PROPERTIES TRUST
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements.
CENTRACORE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Real estate properties, at cost:
Correctional and detention facilities	$284,967	$257,516
Less—accumulated depreciation	(43,211)	(40,078)

Net real estate properties	241,756	217,438
Cash and cash equivalents.	961	414
Deferred financing costs, net	286	644
Corporate office, net	1,363	1,388
Other assets	2,946	2,535

Total assets	$247,312	$222,419

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$5,494	$4,523
Revolving line of credit	29,300	4,500

Total liabilities	34,794	9,023

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 11,003,050 and 10,997,250 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,822	220,835
Distributions in excess of accumulated earnings	(8,315)	(7,370)
Unearned compensation	—	(80)

Total shareholders’ equity	212,518	213,396

Total liabilities and shareholders’ equity	$247,312	$222,419

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2006 and 2005
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2006	2005
Revenue
Rental	$7,696	$6,968
Interest	17	33

	7,713	7,001

Expenses
Depreciation	1,578	1,459
General and administrative	1,166	749
Interest	459	277

	3,203	2,485

Net income	$4,510	$4,516

Net income per common share and common share equivalents:

Basic	$.41	$.41

Diluted	$.41	$.41

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,993	10,992
Diluted	11,068	11,084

Distributions declared per common share outstanding (Note 6)	$.46	$.45
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2006 and 2005
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2006	2005
Revenue
Rental	$15,248	$13,828
Interest	29	71

	15,277	13,899

Expenses
Depreciation	3,150	2,908
General and administrative	2,024	1,470
Interest	920	553

	6,094	4,931

Net income	$9,183	$8,968

Net income per common share and common share equivalents:

Basic	$.84	$.82

Diluted	$.83	$.81

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,992	10,991
Diluted	11,080	11,084

Distributions declared per common share outstanding (Note 6)	$.92	$.90
The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Amounts in thousands, except per share amounts)
(Unaudited)

	June 30,	June 30,
	2006	2005
Cash flows from operating activities
Net income	$9,183	$8,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate properties	3,150	2,908
Amortization of deferred financing costs	326	354
Stock based compensation	67	31
Changes in operating assets and liabilities:
Other assets	(414)	(196)
Accounts payable and accrued expenses	481	(162)
Deferred revenue	142	2,146

Net cash provided by operating activities	12,935	14,049

Cash flows from investing activities
Payment of corporate office condominium acquisition costs	(155)	—
Construction in-progress	(9,914)	—
Acquisition of real estate properties	(16,991)	(3,500)

Net cash used in investing activities	(27,060)	(3,500)

Cash flows from financing activities
Distributions to shareholders	(10,128)	(11,883)
Net draws under revolving line of credit	24,800	—

Net cash provided by (used in) financing activities	14,672	(11,883)

Net increase (decrease) in cash and cash equivalents	547	(1,334)
Cash and cash equivalents, beginning of year	414	5,004

Cash and cash equivalents, end of quarter	$961	$3,670

Supplemental Disclosure:
Cash paid for interest (net of amount capitalized)	$43	$84

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
     The consolidated financial information of CentraCore Properties Trust (the “Company”) and its subsidiaries as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited, but has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the interim data includes all adjustments consisting solely of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s results for the periods presented. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. The consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.
     The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
2. Concentration of Credit Risk
     At June 30, 2006, the Company owned thirteen facilities of which eleven were leased to The GEO Group, Inc. (together with its subsidiaries, “GEO”) (NYSE: GEO). For the six months ended June 30, 2006, the revenue generated from GEO represented 86% of total revenue. The Company leases its facilities to GEO under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, maintenance, structural and non-structural repairs and other costs). GEO currently files its financial statements in reports filed with the Securities and Exchange Commission.
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
     Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at June 30, 2006, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at June 30, 2006 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Amended Bank Credit Facility, the Company paid fees and expenses of approximately $2.1 million.
     As of June 30, 2006, the amount of outstanding indebtedness under the $95 million Amended Bank Credit Facility was $29.3 million. As of June 30, 2006, the Company had $65.7 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. The interest rate on the $29.3 million outstanding balance at June 30, 2006 was at the Base Rate of 8.25%. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the facilities and for general working capital requirements.
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

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$4,510	$4,516	$9,183	$8,968
Weighted average shares—basic	10,993	10,992	10,992	10,991
Per share—basic	$.41	$.41	$.84	$.82
Effect of dilutive equity awards	75	92	88	93
Weighted average shares—diluted	11,068	11,084	11,080	11,084
Per share—diluted	$.41	$.41	$.83	$.81
     As of June 30, 2006, and 2005, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted earnings per share.
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

     Included in General and Administrative expense for the three and six months ended June 30, 2006 is $29,000 and $67,000, respectively, of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the six months ended June 30, 2006 was approximately $3,000 consisting primarily of compensation cost from stock options.
     The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006: (In thousands except per share amounts)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$4,516	$8,968
Add: stock-based compensation expense included in net income as reported	14	31
Deduct: stock-based compensation expense determined under the fair value based method for all awards	(21)	(48)

Pro forma net income	$4,509	$8,951

Net income per share
Basic, as reported	$0.41	$0.82
Basic, pro forma	$0.41	$0.81

Diluted, as reported	$0.41	$0.81
Diluted, pro forma	$0.41	$0.81
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

     The following is a summary of the Company’s stock option activity for the six months ended June 30, 2006.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at beginning of period	276,000	$18.50
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	—	—

Options outstanding at end of period	276,000	$18.50	3.8	$1,724,000

Options exercisable at the end of period	276,000	$18.50	3.8	$1,724,000

					Weighted
					Average
					Remaining
					Contractual
Grant Date	Outstanding	Exercise Price	Exercisable	Exercise Price	Life (in years)
4/28/98	95,000	$20.00	95,000	$20.00	1.8
1/21/99	36,000	17.31	36,000	17.31	2.4
4/25/00	12,000	11.19	12,000	11.19	3.2
1/17/01	12,000	11.00	12,000	11.00	3.8
5/29/01	5,000	12.62	5,000	12.62	4.9
1/23/02	62,000	18.13	62,000	18.13	5.4
1/23/03	54,000	20.93	54,000	20.93	6.3

	276,000	$18.50	276,000	$18.50	3.8

     As of June 30, 2006, there was no unrecognized compensation expense related to 276,000 outstanding stock options. As of June 30, 2006, all of the 276,000 outstanding stock options were fully vested. There was no cash received from the exercise of stock options during the six months ended June 30, 2006.
     The following is a summary of the Company’s restricted stock activity for the six months ended June 30, 2006.

		Weighted-
		Average
		Grant Date
		Fair Value
	Shares	Per Award
Nonvested restricted stock awards at the beginning of period	5,750	$26.20
Granted	5,800	27.27
Vested	(1,750)	26.91
Forfeited/cancelled	—	—

Nonvested restricted stock awards at the end of period	9,800	$26.71

     The value of the restricted stock awards is recognized as compensation over the vesting period of three to four years using the accelerated method. The employee recipients of the restricted stock awards are entitled to receive dividends on all the restricted stock awards whether vested or not. As of June 30, 2006, there was $188,000 of total unrecognized compensation expense related to 9,800 nonvested restricted stock awards which is expected to be recognized over the remaining weighted-average requisite service period of approximately 2 years.
6. Distributions Declared Per Share
     Regular quarterly distributions are generally declared a quarter in arrears. Regular quarterly distributions declared per share during the three months ended June 30, 2006 and June 30, 2005 represent the regular quarterly distribution for the first quarter of 2006 and 2005, respectively. Regular quarterly distributions declared per share during the six months ended June 30, 2006 represent the regular quarterly distribution for the fourth quarter of 2005 and the first quarter of 2006. Regular quarterly distributions declared per share during the six months ended June 30, 2005 represent the regular quarterly distribution for the fourth quarter of 2004 and the first quarter of 2005.
7. Expansion to the Lawton Correctional Facility
     On May 27, 2005, the Company amended the terms of its lease agreement with The GEO Group, Inc., dated January 15, 1999, relating to the Lawton Correctional Facility. Pursuant to this First Amendment to Lease Agreement (the “Amended Lawton Lease”), the Company agreed to fund up to $23 million for a new 600-bed expansion to be constructed onto the existing medium-security prison. Upon completion, the Company will own the entire 2,518-bed facility, comprised of the original 1,500 beds, the original 118 administrative beds, the 300-bed expansion, and the 600-bed expansion currently being constructed. The facility will continue to be leased to GEO to house adult, male inmates for the Oklahoma Department of Corrections.
     The Company is not obligated to fund more than $23 million of the costs for the 600-bed expansion. The Company may however, with no obligation to do so, advance more than $23 million if it so elects, with the additional costs reflected accordingly in the Amended Lawton Lease. If the Company elects not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. The Company has incurred approximately $20,721,000 of construction and related costs including approximately $552,000 of capitalized interest in connection with the new 600-bed expansion, and these costs are included in Correctional and Detention Facilities in the accompanying Consolidated Balance Sheet as of June 30, 2006.
     The new 600-bed expansion will be leased to GEO at an initial rate of 9.5 percent of CPT’s total costs when it is completed. Following the completion of the new 600-bed expansion, the initial blended-lease rate on the entire 2,518-bed facility is expected to be approximately 10.50 percent with annual lease escalators at the consumer price index, not to exceed 4 percent annually.
     The Amended Lawton Lease provides a maturity date of 10 years on the entire 2,518-bed facility and will commence when the new 600-bed expansion is completed.
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
9. Expansion to the Delaney Hall Facility
     On May 11, 2006, the Company amended the terms of its lease agreement with Community Education Centers, Inc. (“CEC”), dated May 29, 2003, relating to the Delaney Hall Facility. Pursuant to this First Amendment to Lease Agreement (the “Amended Delaney Hall Lease”), the Company agreed to fund up to $13 million for a new 286-bed expansion to be constructed onto the existing minimum security pre-release facility. Upon completion, the Company will own the entire 1,012-bed facility which will continue to be leased to and operated by CEC. As part of the transaction, the Company also reimbursed CEC for approximately $566,000 of prior improvements that CEC has previously made to increase the security level and operational efficiency of Delaney Hall.
     The Company is not obligated to fund more than $13 million of the costs for the 286-bed expansion. The Company may however, with no obligation to do so, advance more than $13 million if it so elects, with the additional costs reflected accordingly in the Amended Delaney Hall Lease. If the Company elects not to fund the costs, if any, in excess of $13 million, CEC shall be responsible for any such costs. The 286-bed expansion is a build-to-suit project, with CEC providing design and development expertise.
     At the May 11, 2006 closing date, CEC was paying the Company a lease rate of 11.67 percent on the original 726-bed facility. The reimbursement for $566,000 in improvements and capital invested in the new 286-bed expansion will have an initial rate of 9.9 percent. This is expected to result in a blended rate for the 1,012-bed facility of approximately 11.41 percent with lease rate escalators at 3 percent annually, once the expansion is completed. Rental payments related to the reimbursement for existing improvements began on the May 11, 2006 closing date.
     The Amended Delaney Hall Lease provides a maturity date of 10 years on the entire 1,012-bed facility and will commence when the new 286-bed expansion is completed.

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
     Our principal business strategy is to develop, finance and/or acquire facilities that meet our investment criteria, to expand our existing facilities, and to lease all of these facilities under long-term triple-net leases directly to government entities or private companies who operate the facilities on behalf of government entities. The facilities we owned as of June 30, 2006 are privately managed facilities that are leased to and operated by The GEO Group, Inc., or GEO, Community Education Centers, Inc., or CEC, and Cornell Companies, Inc., or CRN. We lease eleven of our facilities to GEO or its subsidiary, one of our facilities to CEC and one of our facilities to CRN.
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
     A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases except for the McFarland Facility and the Mesa Verde Facility leases:
•	The GEO Group Leases. The base rent for the first year of each facility leased to GEO before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The base rent for the first year of the 300-bed expansion to the Lawton Correctional Facility was equal to 9.5% of the purchase price for the expansion. After the first year, minimum rent escalates by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4% per annum throughout the term of the lease. Pursuant to the terms of the amended lease on the McFarland Facility, effective January 1, 2006, the annual base rent is fixed at $950,000 with no annual lease escalator. The average remaining life on the eleven leases with GEO as of August 8, 2006, is approximately 2.2 years (or 4.4 years assuming the new 10-year lease term on the entire Lawton Facility to the year 2016 were already effective).

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent was $2,310,000 per annum or 11.0% of the facility purchase price. The initial base rent on the completed improvements acquired on May 11, 2006 was $56,018 per annum or 9.9% of the purchase price. Following the first year and continuing during the term of the lease, base rent on both the facility and completed improvements will increase by 3.0% annually on each anniversary.

•	Cornell Companies, Inc. Lease. On January 5, 2006, we acquired Mesa Verde Correctional Facility. The initial annual base rent rate was $1,708,200 (or approximately 10.48% of the facility purchase price of $16.3 million) with no annual lease escalator. After four and one-half years, annual base rent increases to $1,963,116 (or 12.04% of the facility purchase price of $16.3 million) for the following five years of the lease term with no annual lease escalator. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.
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
     Our cash flows from operating activities are dependent on the continued leasing of our properties, the rents that we are able to charge to our tenants, the ability of these tenants to make their rental payments, our ability to renew our leases with our existing tenants as they expire and our ability to re-lease our properties with other suitable tenants if our leases are not renewed by our existing tenants. A principal long-term risk to our business is our dependence on the viability of our tenants, GEO, CEC, and CRN. Any of the following could have a material adverse impact on our cash flows from operating activities and income from operating activities:
•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for GEO, CEC and CRN. Only a governmental agency that has contracted with GEO, CEC and CRN may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect GEO’s, CEC’s or CRN’s financial condition and their respective ability to make lease payments to us.

•	GEO and its subsidiary, CEC and CRN were the only parties with whom we have lease agreements on our facilities as of June 30, 2006. Accordingly, these three parties now account for 100% of our lease agreement revenue. The failure of any of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	GEO is either the lessee or sub-lessee of 11 of the 13 facilities we owned as of June 30, 2006. For the six months ended June 30, 2006, approximately 86% of our rental revenue was generated from GEO, and our ability to make distributions to our shareholders will depend substantially upon GEO making rent payments and satisfying its obligations to us. Any failure or delay by GEO in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows from operating activities and income from operating activities and our ability to make anticipated distributions. Seven of our leases with GEO expire during April 2008. To the extent these leases are not renewed by GEO or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders will be adversely affected.
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
FINANCIAL CONDITION
Results of Operations
Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005
     For the three months ended June 30, 2006, rental revenues increased to $7,696,000 from $6,968,000 for the three months ended June 30, 2005. The 10% increase in rental revenues resulted primarily from the acquisition of the Mesa Verde Facility in January 2006 and the 300-bed expansion at the Lawton Facility in May 2005. The balance of the increase in rental revenues is due to rent escalations, based on the CPI, on certain of the facilities.
     Depreciation for the three months ended June 30, 2006 increased to $1,578,000 from $1,459,000 for the three months ended June 30, 2005. Depreciation associated with the acquisition of the Mesa Verde Facility and the 300-bed expansion at the Lawton Facility resulted in the 8% increase in depreciation from 2005 to 2006.
     General and administrative expenses for the three months ended June 30, 2006 increased 56% to $1,166,000 from $749,000 for the three months ended June 30, 2005. The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees and administrative costs incurred in connection with The GEO Group Inc.’s March 13, 2006 announcement of its intent to restructure its relationship with the Company.
     Interest expense increased to $459,000 for the three months ended June 30, 2006 from $277,000 for the three months ended June 30, 2005. The 66% increase in interest expense was primarily due to an increase in interest expense on the Amended Bank Credit Facility due to the $16.3 million draw in January 2006 to acquire the Mesa Verde Facility.
Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005
     For the six months ended June 30, 2006, rental revenues increased to $15,248,000 from $13,828,000 for the six months ended June 30, 2005. The 10% increase in rental revenues resulted primarily from the acquisition of the Mesa Verde Facility in January 2006 and the 300-bed expansion at the Lawton Facility in May 2005. The balance of the increase in rental revenues is due to rent escalations, based on the CPI, on certain of the facilities.
     Depreciation for the six months ended June 30, 2006 increased to $3,150,000 from $2,908,000 for the six months ended June 30, 2005. Depreciation associated with the acquisition of the Mesa Verde Facility and the 300-bed expansion at the Lawton Facility resulted in the 8% increase in depreciation from 2005 to 2006.
     General and administrative expenses for the six months ended June 30, 2006 increased 38% to $2,024,000 from $1,470,000 for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits, an increase in audit fees and an increase in legal and other professional fees and administrative costs incurred in connection with The GEO Group Inc.’s March 13, 2006 announcement of its intent to restructure its relationship with the Company.

     Interest expense increased to $920,000 for the six months ended June 30, 2006 from $553,000 for the six months ended June 30, 2005. The 66% increase in interest expense was primarily due to an increase in interest expense on the Amended Bank Credit Facility due to the $16.3 million draw in January 2006 to acquire the Mesa Verde Facility.
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
     We currently have an amended bank credit facility consisting of a $95 million secured revolving credit facility which matures on November 24, 2006. The proceeds of the amended bank credit facility may be used to finance the construction and the acquisition of correctional and detention facilities, to expand or improve current facilities and for general working capital purposes. The amended bank credit facility includes a swing line component and provisions to increase the amended bank credit facility up to a total of $200 million by increasing the revolver, and/or by originating a new term loan of up to $100 million, subject to successful syndication and other specified closing conditions. While we have initiated the process of renewing or extending the amended bank credit facility, other debt options including project finance and term debt structures are also under evaluation. We believe we will be successful in this process; however, there can be no assurance that a new bank credit facility or other debt structures will be completed by the expiration date of the current amended bank credit facility on terms acceptable to us.
     The amended bank credit facility is secured by our facilities, other than the Queens Facility and the Mesa Verde Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements within sixty days following an increase in the borrowings for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. However, in January 2006, we amended the requirement to eliminate the need to enter into interest rate swaps agreements to the extent the borrowings on the amended bank credit facility are less than $30 million. As of August 8, 2006, the amount of outstanding indebtedness under the amended bank credit facility was $31.3 million, and there were no interest rate swap agreements in effect. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions. We were in compliance with these covenants at August 8, 2006.
     Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at June 30, 2006, respectively. We are required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at June 30, 2006 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of August 8, 2006, the amount of outstanding indebtedness under the amended bank credit facility was $31.3 million. As of August 8, 2006, we had $63.7 million of available borrowing capacity, including $7.5 million available to be drawn on the swing line component for general working capital requirements.
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
     Each of our facilities is leased under triple-net leases in which the tenant is required to pay all the operating expenses, taxes, insurance, and structural and non-structural repairs and other costs. As a result, we have no commitments with respect to other capital expenditures on our existing facilities. We have an agreement under which we may acquire, at a price of up to 105% of cost, and lease back to GEO, any correctional or detention facility acquired or developed and owned by GEO, subject to specified limited exceptions and subject to time constraints on each specific property. In connection with GEO’s acquisition of Correctional Services Corporation in November 2005, we are currently seeking more detailed information from GEO to determine whether we will have the right, under the terms of the right to purchase agreement, to acquire some or all of the properties owned by Correctional Services Corporation.
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
     On June 12, 2002, we filed a “universal shelf” registration statement on Form S-3 with the Securities and Exchange Commission, under Rule 415 of the Securities Act of 1933, as amended. Subject to the effectiveness of this registration statement at the time of the offering, we may, from time to time, offer our common shares, preferred shares, debt securities, which may be senior or subordinated, depositary shares and warrants to acquire any of the foregoing. These securities may only be offered in amounts, at prices and on terms to be set forth in the prospectus contained in the effective registration statement, and in one or more supplements to the prospectus. The registration statement is intended to provide us flexibility to raise up to $250 million from the offering of these securities, subject to market conditions and capital needs. We currently have approximately $167 million available for issuance under the shelf registration statement subject to its effectiveness at the time of the offering. Net proceeds from the offering may be used by us to acquire correctional properties, repay outstanding debt, and for general working capital purposes.
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
     We are not obligated to fund more than $23 million of the costs for the 600-bed expansion, which is the expected cost of the expansion. We may however, with no obligation to do so, advance more than $23 million if we so elect, with the additional costs reflected accordingly in the amended lease. If we elect not to fund the costs, if any, in excess of $23 million, GEO shall be responsible for any such costs. The 600-bed expansion is a build-to-suit project, with GEO providing design and development expertise. We have incurred approximately $20,721,000 of construction and related costs including approximately $552,000 of capitalized interest in connection with the new 600-bed expansion and approximately $3,255,000 of these costs have been accrued and included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet as of June 30, 2006. We are financing the new 600-bed expansion through net cash provided by operating activities and our amended bank credit facility.
     On May 11, 2006, we amended the terms of our lease agreement with CEC, dated May 29, 2003, relating to the Delaney Hall Facility. Pursuant to the amended lease, we agreed to fund up to $13 million for a new 286-bed expansion to be constructed onto the existing minimum security pre-release facility and extended the lease term for ten (10) years from the earlier of the completion of the expansion or twelve months following the date the building permit for the expansion is issued.
     Upon completion, we will own the entire 1,012-bed facility which will continue to be leased to and operated by CEC. As part of the transaction, we also reimbursed CEC for approximately $566,000 of prior improvements that CEC has previously made to increase the security level and operational efficiency of Delaney Hall.
     We are not obligated to fund more than $13 million of the costs for the 286-bed expansion. We may however, with no obligation to do so, advance more than $13 million if we so elect, with the additional costs reflected accordingly in the amended lease. If we elect not to fund the costs, if any, in excess of $13 million, CEC shall be responsible for any such costs. The 286-bed expansion is a build-to-suit project, with CEC providing design and development expertise.
     At the May 11, 2006 closing date, CEC was paying us a lease rate of 11.67 percent on the original 726-bed facility. The reimbursement for $566,000 in improvements and capital invested in the new 286-bed expansion will have an initial rate of 9.9 percent. This is expected to result in a blended rate for the 1,012-bed facility of approximately 11.41 percent with lease rate escalators at 3 percent annually, once the expansion is completed. Rental payments related to the reimbursement for existing improvements began on the May 11, 2006 closing date.

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
     The following table presents a reconciliation of net income to FFO for the three and six months ended June 30, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended,
	June 30,		June 30,
(amounts in thousands)	2006	2005	2006	2005
Net income	$4,510	$4,516	$9,183	$8,968
Real estate depreciation (a)	1,569	1,459	3,133	2,908

Funds from operations	$6,079	$5,975	$12,316	$11,876

(a)	Excludes depreciation of the corporate office and office equipment of $9 and $0 for three months ended June 30, 2006 and 2005, respectively, and $17 and $0 for the six months ended June 30, 2006 and 2005, respectively.

Our Facilities
     The thirteen facilities owned by us at August 8, 2006, which we refer to in this report as “our facilities,” were purchased for an aggregate cash purchase price of approximately $264.2 million. We lease eleven of these facilities to GEO or its subsidiary, one of these facilities to Community Education Centers, Inc. and one of these facilities to Cornell Companies, Inc. These thirteen facilities are located in nine states and have an aggregate design capacity of 8,071 beds. The following table sets forth certain information with respect to these facilities as of August 8, 2006 except for the occupancy rate which was as of May 31, 2006.

						Design		Expiration
						Capacity		of	Operating
	Date Facility Was					and	Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy	Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)	Date	Agreement (3)	Options
THE GEO GROUP FACILITIES:
Aurora	April 1998	April 2008	BICE	BICE (4)	Minimum/	356/107%	May	September	—
Processing Center,			Detention		Medium		1987	2006
or the Aurora			Facility
Facility, Aurora, CO
McFarland Community	April 1998	March	Pre-Release	CDOCR	Minimum/	224/84%	February	June	Two
Correctional		2016 (7)		(6)	Medium		1988	2010 (7)	Five-Year
Facility,
or the McFarland Center Facility, McFarland, CA
Queens Private	April 1998	April 2008	USMS	USMS (5)	Minimum/	220/83%	March	June	—
Correctional			Detention		Medium		1997	2007 (5)
Facility,			Facility
or the Queens Facility, New York, NY
Central Valley	April 1998	April 2008	Adult	CDOCR	Minimum/	550/107%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility,
or the Central Valley Facility, McFarland, CA
Golden State	April 1998	April 2008	Adult	CDOCR	Minimum/	550/106%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility,
or the Golden State Facility, McFarland, CA
Desert View	April 1998	April 2008	Adult	CDOCR	Minimum/	568/104%	December	December	—
Community			Correctional		Medium		1997	2007
Correctional			Facility
Facility,
or the Desert View Facility, Adelanto, CA
Broward Transition	April 1998	April 2008	BICE	BICE (8)	Non-	450/90% (8)	February	September	Two
Center,			Detention		Secured		1998	2006	One-Year
or the Broward			Facility
County Facility, Broward County, FL
Karnes County	April 1998	April 2008	Adult	Karnes	Multi-	633/100%	January	2026	—
Correctional Center,			Correctional	County	Security		1996
or the Karnes			Facility
Facility, Karnes City, TX

						Design			Expiration
						Capacity			of	Operating
	Date Facility Was					and		Facility	Underlying	Agreement
Facility and	Acquired by the	Lease	Type of	Contracting	Security	Occupancy		Opening	Operating	Renewal
Location	Company	Expiration	Facility	Entity	Level (1)	Rate (2)		Date	Agreement (3)	Options
Lawton Correctional	January 1999	January	Adult	ODOC (10)	Medium	1,918/99%		December	August	Two
Facility,		2009 (9)	Correctional					1988	2006	One-
or the Lawton			Facility							Year
Facility, Lawton, OK
Lea County	October 1998	January 2009	Adult	Lea	Multi-	1,200/105%		May	June	Annual
Correctional	(11)		Correctional	County	Security			1998	2007
Facility,			Facility
or the Hobbs Facility, Hobbs, NM
Jena Juvenile	January 2000	January 2010	Juvenile	None	Multi-	276/0%	(12)	June	None (12)	None
Justice Center,			Correctional		Security			1999
or the Jena			Facility
Facility, Jena, LA
COMMUNITY EDUCATION CENTERS FACILITY:
Delaney Hall,	May 2003	May 2013	Adult	(13)	Minimum	726/99%		March	(13)	(13)
or the Delaney			Correctional					2000
Hall Facility,			Facility
Newark, NJ
CORNELL COMPANIES FACILITY:
Mesa Verde Correctional Facility,	January 2006	July 2015	Adult	CDOCR	Minimum	400/	(14)	1988	June	Two
or the Mesa		(14)	Correctional						2010	Five-Year
Verde Facility,			Facility
Bakersfield, CA

Total Facilities	13					8,071/97%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.

(2)	Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. The occupancy rates presented are as of May 31, 2006. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of GEO, CEC, CRN or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.

(3)	We are not a party to the underlying operating agreement on each facility. GEO, CEC and CRN or their affiliates are the parties to the operating agreements with the contracting government entities on GEO, CEC and CRN facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and GEO, CEC or CRN does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.

(5)	On June 30, 2005, GEO’s operating agreement with BICE on the Queens Facility was transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO is managing and operating the Queens Facility on behalf of the United States Marshals Service (“USMS”) under a contract option period which began on July 1, 2006 and ends on June 30, 2007.

(6)	State of California Department of Corrections and Rehabilitation.

(7)	GEO entered into a new operating contract with the California Department of Corrections and Rehabilitation, or the CDOCR, on the 224-bed McFarland Community Correctional Facility, or the McFarland Facility, for an initial term of five years beginning on January 1, 2006. GEO’s previous contract with the CDOCR on the McFarland Facility had expired on December 31, 2005. As a result of the new operating contract, the original lease expiration date on the McFarland Facility of April 28, 2008, was extended to accommodate the term of the new operating contract. Per the terms of the original lease agreement, the annual cash rent on the McFarland Community Correctional Facility prior to amending the lease was $803,497 with an annual lease escalator at CPI, not to exceed 4 percent annually. Pursuant to the terms of the amended lease, effective January 1, 2006, the annual, cash-rent payments are fixed at $950,000 with no annual lease escalator. The amended lease expiration date is March 31, 2016. However, GEO has a one-time right to terminate the lease agreement effective 90 days following the expiration of the initial term of the new operating contract, at no cost, if the CDOCR elects not to exercise its option to extend the new operating contract beyond the expiration date of the initial term.

(8)	BICE has executed an operating agreement with GEO under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has two remaining one-year renewal options. The operating agreement between the Broward County Sheriff’s Office, or the BSO, and GEO, was terminated in January 2006.

(9)	We are currently in the process of funding the construction of a 600-bed expansion onto the facility. Upon the completion of the new 600-bed expansion, which is currently expected to be in the third or fourth quarter of 2006 but no later than the outside date of December 4, 2006 as per the terms of the amended lease, it will be leased to GEO at an initial annual rate of 9.5 percent of our total costs, and a new lease term of 10 years will commence on the entire facility. Under the amended lease, rent escalates on an annual basis by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum.

(10)	State of Oklahoma Department of Corrections.

(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.

(12)	The Jena Facility was operated by GEO under an operating agreement with the State of Louisiana, which was terminated in July 2000. GEO does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility has been vacant since the termination of the operating agreement in July 2000. GEO had recently allowed the State of Louisiana to use the Jena Facility on a temporary emergency basis to house approximately 500 inmates as a result of the emergency situation created by Hurricane Katrina. However, the State of Louisiana is no longer utilizing the facility, and the Jena Facility is currently vacant. GEO is obligated under the terms of the lease to continue to make rental payments to us regardless of the occupancy status of the Jena Facility.

(13)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on April 30, 2007; (2) Union County, New Jersey, which expires on December 31, 2006; and (3) Essex County, New Jersey, which expires on September 30, 2006.

(14)	CRN has begun accepting inmates and operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation housing adult, male inmates. CRN has the one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.

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
     As of June 30, 2006, $29,300,000 was drawn on the amended bank credit facility at an average rate of 8.25% based upon the base rate under the amended bank credit facility, and we had no interest rate swaps in effect. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2006 would result in an increase in interest for fiscal year 2006 of approximately $293,000.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures. As of June 30, 2006, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of June 30, 2006.
     Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	On April 27, 2006, we held our 2006 Annual Meeting of Shareholders. A detailed description of the matters voted upon at the 2006 Annual Meeting is contained in the Company’s proxy statement that was filed with the Securities and Exchange Commission on April 4, 2006.

(b)	At the 2006 Annual Meeting, our shareholders elected Clarence E. Anthony and Donna Arduin each to a three-year term as Class II Trustees until the 2009 Annual Meeting and until their respective successors have been duly elected and qualified.

Charles R. Jones and James D. Motta will continue to serve as Class III Trustees and Robert R. Veach, Jr., Richard R. Wackenhut and Kevin J. Foley will continue to serve as Class I Trustees until their present terms expire in 2007 and 2008, respectively, and until their respective successors are duly elected and qualified.

(c)	Our shareholders voted 10,449,517 shares for the election of Mr. Anthony and withheld or abstained from voting 42,770 shares. Our shareholders voted 10,447,783 shares for the election of Ms. Arduin and withheld or abstained from voting 44,504 shares.

Trustee	Votes For	Votes Withheld or Abstained

Clarence E. Anthony Donna Arduin	10,449,517 10,447,783	42,770 44,504
     Also, at the 2006 Annual Meeting, our shareholders ratified the appointment of the firm of Ernst & Young LLP to be our independent registered public accounting firm for the fiscal year 2006. Our shareholders voted 10,407,100 shares for the ratification of Ernst & Young LLP as our independent registered public accounting firm, voted 16,506 shares against this ratification, and withheld or abstained from voting 68,681 shares.
     (d) Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
(a) Exhibits
Number
Description of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

(1)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006.

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

Date: August 9, 2006