Form 10-Q
period 2006-09-30
CentraCore Properties Trust
filed 2006-11-09
CIK 1056218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 8, 2006, there were 11,003,050 of the registrant’s Common Shares outstanding.

CENTRACORE PROPERTIES TRUST

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

CENTRACORE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005

(Amounts in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Real estate properties, at cost:
Correctional and detention facilities	$286,043	$257,516
Less—accumulated depreciation	(44,843)	(40,078)

Net real estate properties	241,200	217,438
Cash and cash equivalents	274	414
Deferred financing costs, net	107	644
Corporate office, net	1,356	1,388
Other assets	2,897	2,535

Total assets	$245,834	$222,419

Liabilities and shareholders’ equity
Liabilities
Accounts payable and accrued expenses	$3,255	$4,523
Revolving line of credit	31,300	4,500

Total liabilities	34,555	9,023

Commitments and contingencies

Shareholders’ equity
Preferred shares, $.001 par value; 50,000,000 shares authorized; none outstanding	—	—
Common shares, $.001 par value; 150,000,000 shares authorized; 11,003,050 and 10,997,250 shares issued and outstanding, respectively	11	11
Capital in excess of par value	220,848	220,835
Distributions in excess of accumulated earnings	(9,580)	(7,370)
Unearned compensation	—	(80)

Total shareholders’ equity	211,279	213,396

Total liabilities and shareholders’ equity	$245,834	$222,419

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2006 and 2005

(Amounts in thousands, except per share amounts)

(Unaudited)

	September 30, 2006	September 30, 2005
Revenue
Rental	$7,980	$7,050
Interest	30	30

	8,010	7,080

Expenses
Depreciation	1,640	1,474
General and administrative	1,918	766
Interest	652	279

	4,210	2,519

Net income	$3,800	$4,561

Net income per common share and common share equivalents:
Basic	$.35	$.42

Diluted	$.34	$.41

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,993	10,992
Diluted	11,095	11,105

Distributions declared per common share outstanding (Note 7)	$.46	$.45

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2006 and 2005

(Amounts in thousands, except per share amounts)

(Unaudited)

	September 30, 2006	September 30, 2005
Revenue
Rental	$23,228	$20,878
Interest	59	101

	23,287	20,979

Expenses
Depreciation	4,790	4,382
General and administrative	3,942	2,236
Interest	1,572	832

	10,304	7,450

Net income	$12,983	$13,529

Net income per common share and common share equivalents:
Basic	$1.18	$1.23

Diluted	$1.17	$1.22

Weighted average number of common shares and common share equivalents outstanding:
Basic	10,993	10,991
Diluted	11,085	11,091

Distributions declared per common share outstanding (Note 7)	$1.38	$1.35

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(Amounts in thousands, except per share amounts)

(Unaudited)

	September 30, 2006	September 30, 2005
Cash flows from operating activities
Net income	$12,983	$13,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate properties	4,790	4,382
Amortization of deferred financing costs	490	531
Stock based compensation	95	49
Changes in operating assets and liabilities:
Other assets	(357)	(72)
Accounts payable and accrued expenses	474	12
Deferred revenue	—	2,147

Net cash provided by operating activities	18,475	20,578

Cash flows from investing activities
Payment of corporate office condominium acquisition costs	(155)	—
Expansion of correctional facility	(13,073)	(1,204)
Acquisition of real estate properties	(16,994)	(3,500)

Net cash used in investing activities	(30,222)	(4,704)

Cash flows from financing activities
Distributions to shareholders	(15,193)	(16,835)
Net draws under revolving line of credit	26,800	—

Net cash provided by (used in) financing activities	11,607	(16,835)

Net decrease in cash and cash equivalents	(140)	(961)
Cash and cash equivalents, beginning of year	414	5,004

Cash and cash equivalents, end of quarter	$274	$4,043

Supplemental Disclosure:
Cash paid for interest (net of amount capitalized)	$1,054	$168

The accompanying notes to the consolidated financial statements are an integral part of these statements.

CENTRACORE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

The consolidated financial information of CentraCore Properties Trust (the “Company”) and its subsidiaries as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited, but has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. In the opinion of management, the interim data includes all adjustments consisting solely of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s results for the periods presented. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year. The consolidated balance sheet at December 31, 2005 has been derived from the Company’s audited consolidated financial statements at that date. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

On September 19, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The GEO Group, Inc. (“Parent”) and GEO Acquisition II, Inc., a wholly owned subsidiary of Parent (“MergerCo,” and together with Parent, the “Acquirors”), pursuant to which the Company will be merged with and into MergerCo (the “Merger”). Following the Merger, the Company will no longer be publicly traded and will instead become a wholly owned subsidiary of The GEO Group, Inc. and its common stock will be delisted from the New York Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended, at the effective time of the Merger. The Merger Agreement provides that, through the effective time of the Merger, the Company may continue to declare and pay regular quarterly dividends of $0.46 per share on the Company’s common stock.

At the effective time of the Merger, each share of the Company’s common stock issued and outstanding will be converted into the right to receive $32.00 in cash, without interest, plus an amount equal to a quarterly dividend of $0.46 per share, prorated for the number of days between the last day of the last quarter for which full quarterly dividends on the Company’s common stock have been declared and paid and the closing date (including the closing date) (the “Merger Consideration”). Also at the effective time of the Merger, each outstanding option to purchase shares of the Company’s common stock will be canceled in exchange for the right to receive the excess of $32.00 over the exercise price of the option, without interest and less applicable withholding taxes. In addition, immediately prior to the effective time of the Merger, restricted shares and deferred shares will vest in full and will be treated as common shares outstanding entitled to receipt of the Merger Consideration.

The Merger and the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s Board of Trustees. The Merger, which is currently expected to occur either late in 2006 or in the first quarter of 2007, is conditioned upon customary closing conditions, including the approval of holders of two-thirds of the Company’s common stock, but contains no financing contingencies.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements.

3. Concentration of Credit Risk

At September 30, 2006, the Company owned thirteen facilities of which eleven were leased to The GEO Group, Inc. (together with its subsidiaries, “GEO”) (NYSE: GEO). For the nine months ended September 30, 2006, the revenue generated from GEO represented 86% of total revenue. The Company leases its facilities to GEO under long-term, non-cancelable, triple-net leases (leases where the tenant is required to pay all operating expenses, taxes, insurance, maintenance, structural and non-structural repairs and other costs). GEO currently files its financial statements in reports filed with the Securities and Exchange Commission.

The following summary financial data regarding GEO is taken from its most recently filed public report (amounts in thousands):

	As of
Consolidated Balance Sheets	July 2, 2006	January 1, 2006
	(unaudited)
Current assets	$289,366	$229,292
Non current assets	413,455	410,219
Current liabilities	162,446	136,519
Non current liabilities	315,244	392,558
Minority interest	1,161	1,840
Shareholders’ equity	223,970	108,594

	For the Twenty-Six Weeks Ended
Consolidated Statements of Income	July 2, 2006	July 3, 2005
	(unaudited)
Revenues	$394,569	$300,878
Operating income	28,419	14,961
Income from continuing operations	11,105	6,692
Net income	10,874	7,370

	For the Twenty-Six Weeks Ended
Consolidated Statements of Cash Flows	July 2, 2006	July 3, 2005
	(unaudited)
Net cash provided by operating activities	$32,142	$1,817
Net cash (used in) provided by investing activities	(18,194)	5,838
Net cash provided by (used in) financing activities	27,610	(11,642)

For more detailed information regarding GEO, please refer to the financial statements of GEO, which are publicly available on the website of the Securities and Exchange Commission at http://www.sec.gov.

4. Amended Bank Credit Facility

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

The Amended Bank Credit Facility is secured by the Company’s facilities, other than the Queens Facility and the Mesa Verde Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of the Company’s facilities or the aggregate of the appraised value of those facilities (the “Total Value”). Under the terms of the Amended Bank Credit Facility, the Company is restricted from paying dividends in excess of the lesser of 100% of Cash Available for Distribution (as defined) or 95% of Funds from Operations plus, in either case 100% of the amount of any capital gain from dispositions of facilities. The Amended Bank Credit Facility includes a requirement that the Company enter into specified interest rate swap agreements within sixty days following an increase in the borrowings for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. However, in January 2006, the Company amended the requirement to eliminate the need to enter into interest rate swaps agreements to the extent the borrowings on the Amended Bank Credit Facility are less than $30 million. The Amended Bank Credit Facility also does not require borrowings to be hedged during the ten month period preceding the maturity date of the Amended Bank Credit Facility to the extent the borrowings have a fixed interest period under a Eurodollar Rate Loan that is not less than one-half of the remaining term of the Amended Bank Credit Facility. The Company’s ability to borrow under the Amended Bank Credit Facility is subject to the Company’s compliance with a number of restrictive covenants and other requirements.

Borrowings under the Amended Bank Credit Facility bear interest at either the Base Rate or Eurodollar Rate at the option of the Company. The Base Rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the Base Rate Applicable Margin, which ranges from 0 to 75 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The Eurodollar Rate is equal to LIBOR plus the Eurodollar Rate Applicable Margin, which ranges from 275 to 350 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be of one, two, three, six or nine months at the option of the Company. The Applicable Margins for Base Rate Loans and Eurodollar Rate Loans described above in the Amended Bank Credit Facility were 0 and 275 basis points at September 30, 2006, respectively. The Company is required to pay on a quarterly basis an unused fee under the Amended Bank Credit Facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at September 30, 2006 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the Amended Bank Credit Facility and which could, in turn, reduce the amount of cash available for distribution. Upon the closing of the Amended Bank Credit Facility, the Company paid fees and expenses of approximately $2.1 million.

As of September 30, 2006, the amount of outstanding indebtedness under the $95 million Amended Bank Credit Facility was $31.3 million. As of September 30, 2006, the Company had $63.7 million of available borrowing capacity under its Amended Bank Credit Facility, including $7.5 million available to be drawn on the swing line component of the Amended Bank Credit Facility for general working capital requirements. The weighed average interest rate on the $31.3 million outstanding balance at September 30, 2006 was 8.24%. All borrowings under the Amended Bank Credit Facility are subject to the Company’s compliance with several restrictive covenants prior to any such amounts being drawn to finance the acquisition of correctional and detention facilities and/or to expand the facilities and for general working capital requirements.

The Amended Bank Credit Facility is scheduled to mature on November 24, 2006. In connection with the Company’s proposed merger with GEO, which is currently expected to occur either late in 2006 or in the first quarter of 2007, the Company has initiated discussions with the lenders under the Amended Bank Credit Facility requesting their waiver of any consent requirements under the facility that may have been required in connection with the entering into the Merger Agreement with GEO and requesting an extension of the maturity date of the facility until March 31, 2007, at a reduced borrowing capacity level.

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

	For the Three Months Ended September 30,		For the Nine Months Ended, September 30,
	2006	2005	2006	2005
Net income	$3,800	$4,561	$12,983	$13,529
Weighted average shares-basic	10,993	10,992	10,993	10,991
Per share-basic	$.35	$.42	$1.18	$1.23
Effect of dilutive equity awards	102	113	92	100
Weighted average shares-diluted	11,095	11,105	11,085	11,091
Per share-diluted	$.34	$.41	$1.17	$1.22

As of September 30, 2006, and 2005, all outstanding options to purchase shares of the Company’s stock were included in the computation of diluted earnings per share.

6. Employee Stock-Based Compensation Plans

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

Included in General and Administrative expense for the three and nine months ended September 30, 2006 is $28,000 and $95,000, respectively, of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized for the nine months ended September 30, 2006 was approximately $3,000 consisting primarily of compensation cost from stock options.

The following illustrates the effect on net income and earnings per share if the Company had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), prior to January 1, 2006: (In thousands except per share amounts)

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income, as reported	$4,561	$13,529
Add: stock-based compensation expense included in net income as reported	18	49
Deduct: stock-based compensation expense determined
Under the fair value based method for all awards	(25)	(73)

Pro forma net income	$4,554	$13,505

Net income per share
Basic, as reported	$0.42	$1.23
Basic, pro forma	$0.41	$1.23

Diluted, as reported	$0.41	$1.22
Diluted, pro forma	$0.41	$1.22

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

The following is a summary of the Company’s stock option activity for the nine months ended September 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	276,000	$18.50
Options granted	—	—
Options exercised	—	—
Options forfeited/cancelled	—	—

Options outstanding at end of period	276,000	$18.50	3.7	$3,656,000

Options exercisable at the end of period	276,000	$18.50	3.7	$3,656,000

Grant Date	Outstanding	Exercise Price	Exercisable	Exercise Price	Weighted Average Remaining Contractual Life (in years)
4/28/98	95,000	$20.00	95,000	$20.00	1.6
1/21/99	36,000	17.31	36,000	17.31	2.3
4/25/00	12,000	11.19	12,000	11.19	3.6
1/17/01	12,000	11.00	12,000	11.00	4.3
5/29/01	5,000	12.62	5,000	12.62	4.7
1/23/02	62,000	18.13	62,000	18.13	5.3
1/23/03	54,000	20.93	54,000	20.93	6.3

	276,000	$18.50	276,000	$18.50	3.7

As of September 30, 2006, there was no unrecognized compensation expense related to 276,000 outstanding stock options. As of September 30, 2006, all of the 276,000 outstanding stock options were fully vested. There was no cash received from the exercise of stock options during the nine months ended September 30, 2006.

The following is a summary of the Company’s restricted stock activity for the nine months ended September 30, 2006.

	Shares	Weighted- Average Grant Date Fair Value Per Award
Nonvested restricted stock awards at the beginning of period	5,750	$26.20
Granted	5,800	27.27
Vested	(1,750)	26.91
Forfeited/cancelled	—	—

Nonvested restricted stock awards at the end of period	9,800	$26.71

The value of the restricted stock awards is recognized as compensation over the vesting period of three to four years using the accelerated method. The employee recipients of the restricted stock awards are entitled to receive dividends on all the restricted stock awards whether vested or not. As of September 30, 2006, there was $162,000 of total unrecognized compensation expense related to 9,800 nonvested restricted stock awards which is expected to be recognized over the remaining weighted-average requisite service period of approximately 1.8 years.

7. Distributions Declared Per Share

Regular quarterly distributions are generally declared a quarter in arrears. Regular quarterly distributions declared per share during the three months ended September 30, 2006 and September 30, 2005 represent the regular quarterly distribution for the second quarter of 2006 and 2005, respectively. Regular quarterly distributions declared per share during the nine months ended September 30, 2006 represent the regular quarterly distribution for the fourth quarter of 2005 and the first and second quarter of 2006. Regular quarterly distributions declared per share during the nine months ended September 30, 2005 represent the regular quarterly distribution for the fourth quarter of 2004 and the first and second quarter of 2005.

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

In August 2006, the construction of the new 600-bed expansion was completed, and the first inmate was accepted for housing in September 2006. The total cost of the new 600-bed expansion was approximately $21,794,000 including approximately $788,000 of capitalized interest, and these costs are included in Correctional and Detention Facilities in the accompanying Consolidated Balance Sheet as of September 30, 2006.

In accordance with the terms of the Amended Lawton Lease, the initial lease rate on the new 600-bed expansion rent was at 9.5 percent of the Company’s cost, as defined in the Amended Lawton Lease, and the rent commencement date will begin in November 2006, which is 60 days following the date the first inmate was accepted for housing. In addition, in accordance with the terms of the Amended Lawton Lease, the lease maturity on the entire 2,518-bed facility was extended ten years until November 30, 2016.

9. Acquisition of Mesa Verde Facility

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

10. Expansion to the Delaney Hall Facility

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

The Company is not obligated to fund more than $13 million of the costs for the 286-bed expansion. The Company may however, with no obligation to do so, advance more than $13 million if it so elects, with the additional costs reflected accordingly in the Amended Delaney Hall Lease. If the Company elects not to fund the costs, if any, in excess of $13 million, CEC shall be responsible for any such costs. The 286-bed expansion is a build-to-suit project, with CEC providing design and development expertise. As of September 30, 2006, CEC had not submitted its first application for payment for construction costs in association with the 286-bed expansion.

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

The Amended Delaney Hall Lease provides a maturity date of 10 years on the entire 1,012-bed facility and will commence from the earlier of the completion of the new 286-bed expansion or twelve months following the date the building permit for the expansion is issued.

11. Proposed Merger with The GEO Group, Inc.

On September 19, 2006, the Company entered into the Merger Agreement with The GEO Group, Inc. and GEO Acquisition II, Inc., pursuant to which the Company will be merged with and into GEO Acquisition II, Inc. Following the Merger, the Company will no longer be publicly traded and will instead become a wholly owned subsidiary of The GEO Group, Inc. and its common stock will be delisted from the New York Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended, at the effective time of the Merger. The Merger Agreement provides that, through the effective time of the Merger, the Company may continue to declare and pay regular quarterly dividends of $0.46 per share on the Company’s common stock.

At the effective time of the Merger, each share of the Company’s common stock issued and outstanding will be converted into the right to receive $32.00 in cash, without interest, plus an amount equal to a quarterly dividend of $0.46 per share, prorated for the number of days between the last day of the last quarter for which full quarterly dividends on the Company’s common stock have been declared and paid and the closing date (including the closing date) (the “Merger Consideration”). Also at the effective time of the Merger, each outstanding option to purchase shares of the Company’s common stock will be canceled in exchange for the right to receive the excess of $32.00 over the exercise price of the option, without interest and less applicable withholding taxes. In addition, immediately prior to the effective time of the Merger, restricted shares and deferred shares will vest in full and will be treated as common shares outstanding entitled to receipt of the Merger Consideration.

The Merger and the transactions contemplated by the Merger Agreement have been unanimously approved by the Company’s Board of Trustees. The Merger, which is currently expected to occur either late in 2006 or in the first quarter of 2007, is conditioned upon customary closing conditions, including the approval of holders of two-thirds of the Company’s common stock, but contains no financing contingencies.

While the Merger Agreement restricts the Company’s ability to solicit other proposals, the agreement permits the Company to consider unsolicited bona fide acquisition proposals under certain circumstances. The Merger Agreement contains certain termination rights for both the Acquirors and the Company and provides that upon termination of the Merger Agreement under certain circumstances, the Company or Parent may be required to pay the other a break-up fee of $9 million.

12. Subsequent Events

The Company is aware of two purported class action lawsuits related to the Merger.

A lawsuit captioned John Fayant v. CentraCore Properties Trust, Robert R. Veach, Jr., Richard R. Wackenhut, Anthony P. Travisono, Charles R. Jones, Clarence E. Anthony, James D. Motta, Donna Arduin and Kevin J. Foley, Case No. 50 2006CA 010623XXXXMB(AJ), was filed on October 11, 2006, in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges, among other things, that the merger consideration to be paid to the Company’s shareholders in the Merger is unfair and inadequate and unfairly favors insiders. In addition, the complaint alleges that the Company’s trustees violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of shareholder value, including the implementation of a bidding mechanism to foster a fair auction of the Company to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent short-term value to the Company’s shareholders. The complaint seeks, among other relief, certification of the lawsuit as a class action, a declaration that the Merger Agreement is unlawful and unenforceable, an injunction preventing the Merger Agreement to proceed, an injunction preventing completion of the Merger until the trustees implement procedures to obtain the highest possible price for the Company, direction to the trustees to exercise their fiduciary duties to obtain a transaction in the best interests of shareholders, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper.

A lawsuit captioned Robert Cuti v. Clarence R. Anthony, Donna Arduin, Charles R. Jones, James D. Motta, Robert R. Veach, Jr., Richard R. Wackenhut, Kevin J. Foley, GEO Acquisition II, Inc., and CentraCore Properties Trust, Case No. 24-C-06-008163, was filed on October 13, 2006, in the Circuit Court for Baltimore City, Maryland. The complaint alleges, among other things, that the merger consideration to be paid to the Company’s shareholders in the Merger is unfair and inadequate and unfairly favors insiders and that the Independent Committee of the Company’s board of trustees failed to perform its function and to act independently with respect to the Merger transaction. In addition, the complaint alleges that the Company’s trustees violated their fiduciary duties by, among other things, failing to shop the Company prior to approving the Merger Agreement in efforts to secure an offer of more substantial consideration for shareholders. The complaint seeks, among other relief, certification of the lawsuit as a class action, a preliminary and permanent injunction preventing the Merger Agreement to proceed, rescission of the Merger and the award of rescissory damages should the Merger be consummated, compensatory damages to the class, an accounting of all profits and any special benefits obtained by defendants, plaintiff’s costs, attorneys’ and experts’ fees and expenses, along with such other relief as the court might find just and proper.

Additional lawsuits pertaining to the Merger could be filed in the future.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	our reliance on a single lessee for a substantial majority of our revenue;

•	non-renewal of existing leases;

•	the limited alternative use and special purpose aspects of our properties;

•	changes in interest rates;

•	our continued ability to obtain financing;

•	our ability to obtain rental rates sufficient to make acquisitions feasible;

•	our continued ability to pay a dividend;

•	changes in governmental and public policy;

•	our failure to manage effectively our growth and expansion into new markets or to integrate acquisitions successfully;

•	general industry and market conditions;

•	our potential failure to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended;

•	our or GEO’s potential to encounter difficulties in completing the merger (see below);

•	our ability to obtain approval of the merger by our shareholders or to satisfy other closing conditions to the merger;

•	other risk factors identified in the Annual Report on Form 10-K for the year ended December 31, 2005, including those described under the caption “Risk Factors”; and

•	additional risk factors identified in this Form 10-Q, including those described under the caption “Risk Factors.”

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

Proposed Merger with The GEO Group, Inc.

On September 19, 2006, we entered into a merger agreement with The GEO Group, Inc. and GEO Acquisition II, Inc., a wholly owned subsidiary of The GEO Group, Inc., pursuant to which the Company will be merged with and into GEO Acquisition II, Inc. Following the merger, we will no longer be publicly traded and will instead become a wholly owned subsidiary of The GEO Group, Inc. and our common stock will be delisted from the New York Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended, at the effective time of the merger. The merger agreement provides that, through the effective time of the merger, we may continue to declare and pay regular quarterly dividends of $0.46 per share on our common stock.

At the effective time of the merger, each share of our common stock issued and outstanding will be converted into the right to receive $32.00 in cash, without interest, plus an amount equal to a quarterly dividend of $0.46 per share, prorated for the number of days between the last day of the last quarter for which full quarterly dividends on our common stock have been declared and paid and the closing date (including the closing date) (the “Merger Consideration”). Also at the effective time of the merger, each outstanding option to purchase shares of our common stock will be canceled in exchange for the right to receive the excess of $32.00 over the exercise price of the option, without interest and less applicable withholding taxes. In addition, immediately prior to the effective time of the merger, restricted shares and deferred shares will vest in full and will be treated as common shares outstanding entitled to receipt of the Merger Consideration.

The merger and the transactions contemplated by the merger agreement have been unanimously approved by our Board of Trustees. The merger, which is currently expected to occur either late in 2006 or in the first quarter of 2007, is conditioned upon customary closing conditions, including the approval of holders of two-thirds of our common stock, but contains no financing contingencies.

While the merger agreement restricts our ability to solicit other proposals, the agreement permits us to consider unsolicited bona fide acquisition proposals under certain circumstances. The merger agreement contains certain termination rights for both The GEO Group, Inc. and GEO Acquisition II, Inc., and us and provides that upon termination of the merger agreement under certain circumstances, we or The GEO Group, Inc. may be required to pay the other a break-up fee of $9 million.

Pending the completion of the merger, we have agreed to use commercially reasonable efforts to conduct our business in the usual, regular and ordinary course, consistent with past practice, use commercially reasonable efforts to preserve intact our present business organization, keep available the services of our officers and employees, preserve our relationships with tenants and others having business dealings with us and take all action necessary to continue to qualify as a REIT for federal income tax purposes for our taxable year that will end with the merger.

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

Our principal business strategy is to develop, finance and/or acquire facilities that meet our investment criteria, to expand our existing facilities, and to lease all of these facilities under long-term triple-net leases directly to government entities or private companies who operate the facilities on behalf of government entities. The facilities we owned as of September 30, 2006 are privately managed facilities that are leased to and operated by The GEO Group, Inc., or GEO, Community Education Centers, Inc., or CEC, and Cornell Companies, Inc., or CRN. We lease eleven of our facilities to GEO or its subsidiary, one of our facilities to CEC and one of our facilities to CRN.

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

A component of the rental revenue we receive consists of increases resulting from rent escalation provisions which appear in all of our leases except for the McFarland Facility and the Mesa Verde Facility leases:

•	The GEO Group Leases. The base rent for the first year of each facility leased to GEO before January 1, 2000 was equal to 9.5% of the facility purchase price. After the first year, minimum rent escalates by the greater of 3% or the increase in the Consumer Price Index, or CPI, with a maximum increase of 4% for the first two annual anniversaries of the effective date of each lease and, for each successive annual anniversary for the remaining term of each lease, by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4.0% per annum throughout the term of the leases. The base rent for the first year of the Jena Juvenile Justice Center in Jena, Louisiana was equal to 11.0% of the facility purchase price with a fixed 4.0% annual escalator. The base rent for the first year of the 300-bed expansion to the Lawton Correctional Facility was equal to 9.5% of the purchase price for the expansion. After the first year, minimum rent escalates by an amount equal to increases, if any, in the CPI, subject to a maximum increase of 4% per annum throughout the term of the lease. Pursuant to the terms of the amended lease on the McFarland Facility, effective January 1, 2006, the annual base rent is fixed at $950,000 with no annual lease escalator. The average remaining life on the eleven leases with GEO as of November 8, 2006, is approximately 4.2 years.

•	Community Education Centers Lease. On May 29, 2003, we acquired Delaney Hall. The initial base rent was $2,310,000 per annum or 11.0% of the facility purchase price. The initial base rent on the completed improvements acquired on May 11, 2006 was $56,018 per annum or 9.9% of the purchase price. Following the first year and continuing during the term of the lease, base rent on both the facility and completed improvements will increase by 3.0% annually on each anniversary.

•	Cornell Companies, Inc. Lease. On January 5, 2006, we acquired Mesa Verde Correctional Facility. The initial annual base rent rate was $1,708,200 (or approximately 10.48% of the facility purchase price of $16.3 million) with no annual lease escalator. After four and one-half years, annual base rent increases to $1,963,116 (or 12.04% of the facility purchase price of $16.3 million) for the following five years of the lease term with no annual lease escalator. CRN has a one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.

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

•	We are subject to lease payment collection risks because our lease agreements are for longer terms than those of the facility management services or operating agreements held by and which generate revenue for GEO, CEC and CRN. Only a governmental agency that has contracted with GEO, CEC and CRN may exercise a renewal option of an existing management services or operating agreement or enter into a new management services or operating agreement. A governmental agency may choose to terminate or not renew an operating agreement or management services agreement. For example, the operating agreement for the Jena Facility has been terminated. The non-renewal of a facility management services or operating agreement and the inability to secure an alternate agreement or source of inmates could materially and adversely affect GEO’s, CEC’s or CRN’s financial condition and their respective ability to make lease payments to us.

•	GEO and its subsidiary, CEC and CRN were the only parties with whom we have lease agreements on our facilities as of September 30, 2006. Accordingly, these three parties now account for 100% of our lease agreement revenue. The failure of any of them to meet their respective obligations to us may have a material adverse effect upon our operations.

•	GEO is either the lessee or sub-lessee of 11 of the 13 facilities we owned as of September 30, 2006. For the nine months ended September 30, 2006, approximately 86% of our rental revenue was generated from GEO, and our ability to make distributions to our shareholders will depend substantially upon GEO making rent payments and satisfying its obligations to us. Any failure or delay by GEO in making rent payments or otherwise complying with its obligations under these leases may adversely affect our cash flows from operating activities and income from operating activities and our ability to make anticipated distributions. Seven of our leases with GEO expire during April 2008. To the extent these leases are not renewed by GEO or re-leased to other suitable tenants on acceptable terms, our total revenue and ability to make distributions to our shareholders will be adversely affected.

We may finance, purchase or lease properties for long-term investment, expand and improve the facilities presently owned or sell these properties, in whole or in part, when circumstances warrant. We may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. However, the merger agreement contains restrictions on how we conduct our business pending the completion of the merger. Equity investments may be subject to existing mortgage financing and other indebtedness which have priority over our equity interest. While we emphasize equity real estate investments, we may, in our discretion, invest in mortgages, equity or debt securities of other REITs or partnerships and other real estate interests. Mortgage investments may include participating in convertible mortgages. There are no current limitations on the percentage of our assets that may be invested in any one property, venture or type of security. Our Board of Trustees may establish investment limitations as it deems appropriate from time to time, including investment limitations necessary to maintain our qualification as a REIT. No limitations have been set on the number of properties in which we will seek to invest or on the concentration of investments in any one geographic region.

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

FINANCIAL CONDITION

Results of Operations

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

For the three months ended September 30, 2006, rental revenues increased to $7,980,000 from $7,050,000 for the three months ended September 30, 2005. The 13% increase in rental revenues resulted primarily from the acquisition of the Mesa Verde Facility in January 2006 and the completion of new 600-bed expansion on the Lawton Facility in August 2006. The balance of the increase in rental revenues is primarily due to rent escalations, based on the CPI, on certain of the facilities.

Depreciation for the three months ended September 30, 2006 increased to $1,640,000 from $1,474,000 for the three months ended September 30, 2005. Depreciation associated with the acquisition of the Mesa Verde Facility and the completion of new 600-bed expansion on the Lawton Facility in August 2006 resulted primarily in the 11% increase in depreciation from 2005 to 2006.

General and administrative expenses for the three months ended September 30, 2006 increased 150% to $1,918,000 from $766,000 for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees and administrative costs incurred in connection with The GEO Group Inc.’s March 13, 2006 announcement of its intent to restructure its relationship with the Company, costs associated with reviewing strategic alternatives including the engagement of a financial advisor, and costs associated with negotiating the Merger Agreement including a fairness opinion issued by our financial advisor.

Interest expense increased to $652,000 for the three months ended September 30, 2006 from $279,000 for the three months ended September 30, 2005. The 134% increase in interest expense was primarily due to an increase in interest expense on the Amended Bank Credit Facility due to the $16.3 million draw in January 2006 to acquire the Mesa Verde Facility and the $15.0 million of draws to complete the new 600-bed expansion on the Lawton Facility.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, rental revenues increased to $23,228,000 from $20,878,000 for the nine months ended September 30, 2005. The 11% increase in rental revenues resulted primarily from the acquisition of the Mesa Verde Facility in January 2006 and the completion of new 600-bed expansion on the Lawton Facility in August 2006. The balance of the increase in rental revenues is primarily due to rent escalations, based on the CPI, on certain of the facilities.

Depreciation for the nine months ended September 30, 2006 increased to $4,790,000 from $4,382,000 for the nine months ended September 30, 2005. Depreciation associated with the acquisition of the Mesa Verde Facility and the completion of new 600-bed expansion on the Lawton Facility in August 2006 resulted primarily in the 9% increase in depreciation from 2005 to 2006.

General and administrative expenses for the nine months ended September 30, 2006 increased 76% to $3,942,000 from $2,236,000 for the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily due to an increase in legal and other professional fees and administrative costs incurred in connection with The GEO Group Inc.’s March 13, 2006 announcement of its intent to restructure its relationship with the Company, costs associated with reviewing strategic alternatives including the engagement of a financial advisor, and costs associated with negotiating the Merger Agreement including a fairness opinion issued by our financial advisor.

Interest expense increased to $1,572,000 for the nine months ended September 30, 2006 from $832,000 for the nine months ended September 30, 2005. The 89% increase in interest expense was primarily due to an increase in interest expense on the Amended Bank Credit Facility due to the $16.3 million draw in January 2006 to acquire the Mesa Verde Facility and the $15.0 million of draws to complete the new 600-bed expansion on the Lawton Facility.

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

The amended bank credit facility is secured by our facilities, other than the Queens Facility and the Mesa Verde Facility, and permits aggregate borrowings of up to 50% of the total value of the facilities, known as the Pledge Pool, which is calculated as the lesser of the aggregate of the historical cost of our facilities or the aggregate of the appraised value of those facilities. Under the terms of the amended bank credit facility, we are restricted from paying dividends in excess of (a) the lesser of 100% of cash available for distribution or 95% of funds from operations plus, in either case (b) 100% of the amount of any capital gain from dispositions of facilities. The amended bank credit facility includes a requirement that we enter into specified interest rate swap agreements within sixty days following an increase in the borrowings for a portion of the amounts drawn, which effectively fixes the interest rate on a significant portion of the borrowings. However, in January 2006, we amended the requirement to eliminate the need to enter into interest rate swaps agreements to the extent the borrowings on the amended bank credit facility are less than $30 million. The amended bank credit facility also does not require borrowings to be hedged during the ten month period preceding the maturity date of the amended bank credit facility to the extent the borrowings have a fixed interest period under a eurodollar rate loan that is not less than one-half of the remaining term of the amended bank credit facility. Our ability to borrow under the amended bank credit facility is subject to our compliance with a number of customary affirmative and negative restrictive covenants and other requirements including certain financial covenants with respect to our consolidated net worth and interest coverage ratio and limits on capital expenditures and borrowings in addition to other restrictions.

Borrowings under the amended bank credit facility bear interest at either a base rate or Eurodollar rate at our option. The base rate is equal to the sum of (a) the higher of (i) the Federal Funds Rate plus 50 basis points and (ii) the Prime Rate plus (b) the base rate applicable margin, which ranges from 0 to 75 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The Eurodollar rate is equal to LIBOR plus the Eurodollar rate applicable margin, which ranges from 275 to 350 basis points depending upon our ratio of consolidated total liabilities to consolidated total assets. The interest period on Eurodollar rate loans may be one, two, three, six or nine months at our option. The applicable margins for base rate loans and Eurodollar rate loans described above were 0 and 275 basis points at September 30, 2006, respectively. We are required to pay on a quarterly basis an unused fee under the amended bank credit facility, which ranges from 35 to 50 basis points depending upon the ratio of consolidated total liabilities to consolidated total assets, on the amount by which the available borrowing capacity exceeds the amounts outstanding. The unused fee at September 30, 2006 was 35 basis points. Economic conditions could result in higher interest rates, which could increase debt service requirements on borrowings under the amended bank credit facility and which could, in turn, reduce the amount of cash available for distribution. As of November 8, 2006, the amount of outstanding indebtedness under the amended bank credit facility was $31.3 million and there were no interest rate swap agreements in effect.

The amended bank credit facility is scheduled to mature on November 24, 2006. In connection with our proposed merger with GEO, which we currently expect to occur either late in 2006 or in the first quarter of 2007, we have initiated discussions with the lenders under the amended bank credit facility requesting their waiver of any consent requirements under the facility that may have been required in connection with our entering into the merger agreement with GEO and requesting an extension of the maturity date of the facility until March 31, 2007, at a reduced borrowing capacity level. We cannot assure you that these discussions will lead to the lenders’ agreement to waive any such consent requirement or to an extension of the amended bank credit facility prior its scheduled maturity date, if at all, on terms acceptable to us.

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

In August 2006, the construction of the new 600-bed expansion was completed, and the first inmate was accepted for housing in September 2006. The total cost of the new 600-bed expansion was approximately $21,794,000 including approximately $788,000 of capitalized interest, and these costs are included in Correctional and Detention Facilities in the accompanying Consolidated Balance Sheet as of September 30, 2006. As of September 30, 2006, approximately $1,154,000 of these costs have been accrued and included in Accounts Payable and Accrued Expenses in the Consolidated Balance Sheet as of September 30, 2006.

In accordance with the terms of the Amended Lawton Lease, the initial lease rate on the new 600-bed expansion rent was at 9.5 percent of our cost, as defined in the Amended Lawton Lease, and the rent commencement date will begin in November 2006, which is 60 days following the date the first inmate was accepted for housing. In addition, in accordance with the terms of the Amended Lawton Lease, the lease maturity on the entire 2,518-bed facility was extended ten years until November 30, 2016.

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

The following table presents a reconciliation of net income to FFO for the three and nine months ended September 30, 2006 and 2005:

	For the Three Months Ended September 30,		For the Nine Months Ended, September 30,
(amounts in thousands)	2006	2005	2006	2005
Net income	$3,800	$4,561	$12,983	$13,529
Real estate depreciation (a)	1,631	1,474	4,764	4,382

Funds from operations	$5,431	$6,035	$17,747	$17,911

(a)	Excludes depreciation of the corporate office and office equipment of $9 and $0 for three months ended September 30, 2006 and 2005, respectively, and $26 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Our Facilities

The thirteen facilities owned by us at November 8, 2006, which we refer to in this report as “our facilities,” were purchased for an aggregate cash purchase price of approximately $286.0 million. We lease eleven of these facilities to GEO or its subsidiary, one of these facilities to Community Education Centers, Inc. and one of these facilities to Cornell Companies, Inc. These thirteen facilities are located in nine states and have an aggregate design capacity of 8,671 beds. The following table sets forth certain information with respect to these facilities as of November 8, 2006 except for the occupancy rate which was as of September 30, 2006.

Facility and Location	Date Facility Was Acquired by the Company	Lease Expiration	Type of Facility	Contracting Entity	Security Level (1)	Design Capacity and Occupancy Rate (2)	Facility Opening Date	Expiration of Underlying Operating Agreement (3)	Operating Agreement Renewal Options
THE GEO GROUP FACILITIES:
Aurora Processing Center, or the Aurora Facility, Aurora, CO	April 1998	April 2008	BICE Detention Facility	BICE (4)	Minimum/ Medium	356/113%	May 1987	May 2007	Four One-Year
McFarland Community Correctional Facility, or the McFarland Center Facility, McFarland, CA	April 1998	March 2016 (7)	Pre-Release	CDOCR (6)	Minimum/ Medium	224/93%	February 1988	June 2010 (7)	Two Five-Year
Queens Private Correctional Facility, or the Queens Facility, New York, NY	April 1998	April 2008	USMS Detention Facility	USMS (5)	Minimum/ Medium	220/101%	March 1997	June 2007 (5)	—
Central Valley Community Correctional Facility, or the Central Valley Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOCR	Minimum/ Medium	550/95%	December 1997	December 2007	—
Golden State Community Correctional Facility, or the Golden State Facility, McFarland, CA	April 1998	April 2008	Adult Correctional Facility	CDOCR	Minimum/ Medium	550/95%	December 1997	December 2007	—
Desert View Community Correctional Facility, or the Desert View Facility, Adelanto, CA	April 1998	April 2008	Adult Correctional Facility	CDOCR	Minimum/ Medium	568/95%	December 1997	December 2007	—
Broward Transition Center, or the Broward County Facility, Broward County, FL	April 1998	April 2008	BICE Detention Facility	BICE (8)	Non- Secured	450/93%(8)	February 1998	September 2007	One One-Year
Karnes County Correctional Center, or the Karnes Facility, Karnes City, TX	April 1998	April 2008	Adult Correctional Facility	Karnes County	Multi- Security	633/99%	January 1996	2026	—

Facility and Location	Date Facility Was Acquired by the Company	Lease Expiration	Type of Facility	Contracting Entity	Security Level (1)	Design Capacity and Occupancy Rate (2)	Facility Opening Date	Expiration of Underlying Operating Agreement (3)	Operating Agreement Renewal Options
Lawton Correctional Facility or the Lawton Facility, Lawton, OK	January 1999	November 2016 (9)	Adult Correctional Facility	ODOC (10)	Medium	2,518/78%	December 1998	June 2007	One One-Year
Lea County Correctional Facility, or the Hobbs Facility, Hobbs, NM	October 1998 (11)	January 2009	Adult Correctional Facility	Lea County	Multi- Security	1,200/104%	May 1998	June 2007	Annual
Jena Juvenile Justice Center, or the Jena Facility, Jena, LA	January 2000	January 2010	Juvenile Correctional Facility	None	Multi- Security	276/0%(12)	June 1999	None (12)	None
COMMUNITY EDUCATION CENTERS FACILITY:
Delaney Hall, or the Delaney Hall Facility, Newark, NJ	May 2003	May 2013	Adult Correctional Facility	(13)	Minimum	726/110%	March 2000	(13)	(13)
CORNELL COMPANIES FACILITY:
Mesa Verde Correctional Facility, or the Mesa Verde Facility, Bakesfield, CA	January 2006	July 2015 (14)	Adult Correctional Facility	CDOCR	Minimum	400/(14)	1988	June 2010	Two Five-Year

Total Facilities	13					8,671/90%

(1)	Each facility is identified according to the level of security maintained as follows: non-secured facilities are facilities which are access controlled residential facilities; minimum security facilities are facilities having open-housing within an appropriate designated and patrolled institutional perimeter; medium security facilities are facilities having either cells, rooms or dormitories, a secure perimeter, and some form of external patrol; maximum security facilities are facilities having single occupancy cells, a secure perimeter and external patrol or devices; and multi-security facilities are facilities with various components of the previously described security levels.
(2)	Design capacity measures the number of beds, and accordingly, the number of inmates each facility is designed to accommodate. Occupancy rate measures the percentage of the number of beds which a facility is designed to accommodate which are occupied at any given time or for which payment has been guaranteed by the contracting governmental entity. The facility operating agreement with respect to any facility may provide for occupancy less than the facility design capacity. The occupancy rates presented are as of September 30, 2006. We believe design capacity and occupancy rate are appropriate measures for evaluating prison operations because the revenues generated by each facility are generally based on a per diem or monthly rate per inmate housed at the facility paid by the corresponding contracting government entities. The ability of GEO, CEC, CRN or another private prison operator to satisfy its financial obligations under its leases with us is based in part on the revenues generated by their operation of these facilities, which in turn depends on the design capacity and occupancy rate of each facility.
(3)	We are not a party to the underlying operating agreement on each facility. GEO, CEC and CRN or their affiliates are the parties to the operating agreements with the contracting government entities on GEO, CEC and CRN facilities, respectively. The expiration or termination of any operating agreement between a governmental entity and GEO, CEC or CRN does not terminate or cause the expiration of the lease agreement.

(4)	The Homeland Security Act of 2002 moved the functions of the Immigration and Naturalization Service, or INS, to the Department of Homeland Security, or DHS. The Bureau of Immigration and Customs Enforcement, or BICE, or ICE, is a division of the DHS.
(5)	On June 30, 2005, GEO’s operating agreement with BICE on the Queens Facility was transferred to the Office of the Federal Detention Trustee (“OFDT”) effective June 30, 2005. GEO is managing and operating the Queens Facility on behalf of the United States Marshals Service (“USMS”) under a contract option period which began on July 1, 2006 and ends on June 30, 2007.
(6)	State of California Department of Corrections and Rehabilitation.
(7)	GEO entered into a new operating contract with the California Department of Corrections and Rehabilitation, or the CDOCR, on the 224-bed McFarland Community Correctional Facility, or the McFarland Facility, for an initial term of five years beginning on January 1, 2006. GEO’s previous contract with the CDOCR on the McFarland Facility had expired on December 31, 2005. As a result of the new operating contract, the original lease expiration date on the McFarland Facility of April 28, 2008, was extended to accommodate the term of the new operating contract. Per the terms of the original lease agreement, the annual cash rent on the McFarland Community Correctional Facility prior to amending the lease was $803,497 with an annual lease escalator at CPI, not to exceed 4 percent annually. Pursuant to the terms of the amended lease, effective January 1, 2006, the annual, cash-rent payments are fixed at $950,000 with no annual lease escalator. The amended lease expiration date is March 31, 2016. However, GEO has a one-time right to terminate the lease agreement effective 90 days following the expiration of the initial term of the new operating contract, at no cost, if the CDOCR elects not to exercise its option to extend the new operating contract beyond the expiration date of the initial term.
(8)	BICE has executed an operating agreement with GEO under which BICE will utilize 200 beds in the Broward Facility, with an option to expand by an additional 50 beds at the request of BICE. The agreement has one remaining one-year renewal option. The operating agreement between the Broward County Sheriff’s Office, or the BSO, and GEO, was terminated in January 2006.
(9)	In August 2006, the construction of the new 600-bed expansion was completed, and the first inmate was accepted for housing in September 2006. In accordance with the terms of the Amended Lawton Lease, the initial lease rate on the new 600-bed expansion rent was at 9.5 percent of our costs, as defined in the Amended Lawton Lease, and the rent commencement date will begin in November 2006, which is 60 days following the date the first inmate was accepted for housing. In addition, in accordance with the terms of the Amended Lawton Lease, the lease maturity on the entire 2,518-bed facility was extended ten years until November 30, 2016.
(10)	State of Oklahoma Department of Corrections.
(11)	In October 1998, we acquired the 600-bed Hobbs Facility. Subsequently, we acquired the 600-bed expansion of the Hobbs Facility in January 1999, and an industries building in July 1999.
(12)	The Jena Facility was operated by GEO under an operating agreement with the State of Louisiana, which was terminated in July 2000. GEO does not presently have an operating contract with a client for the Jena Facility, and as a result, the facility has been vacant since the termination of the operating agreement in July 2000. GEO had recently allowed the State of Louisiana to use the Jena Facility on a temporary emergency basis to house approximately 500 inmates as a result of the emergency situation created by Hurricane Katrina. However, the State of Louisiana is no longer utilizing the facility, and the Jena Facility is currently vacant. GEO is obligated under the terms of the lease to continue to make rental payments to us regardless of the occupancy status of the Jena Facility.
(13)	CEC operates Delaney Hall under three separate operating agreements with: (1) the New Jersey Department of Corrections, which expires on April 30, 2007; (2) Union County, New Jersey, which expires on December 31, 2006; and (3) Essex County, New Jersey, which expired on September 30, 2006.

(14)	CRN has begun accepting inmates and operating the Mesa Verde Facility on behalf of the California Department of Corrections and Rehabilitation housing adult, male inmates. CRN has the one-time right to terminate the lease effective July 31, 2010, without cost, if California Department of Corrections and Rehabilitation elects not to renew the current operating contract beyond the initial period.

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

As of September 30, 2006, $31,300,000 was drawn on the amended bank credit facility at an average rate of 8.24%, and we had no interest rate swaps in effect. Holding the variable rate outstanding debt balance constant, each one percentage point increase in interest rates occurring on the first day of 2006 would result in an increase in interest for fiscal year 2006 of approximately $313,000.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of September 30, 2006, our principal executive officer and principal financial officer have conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These officers have concluded that, based on their evaluation, the design and operation of these disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The nature of our business may result in claims or litigation against us for damages arising from the conduct of our lessees, employees or others.

Except for any routine litigation incidental to our business and the class action lawsuits discussed below, there are no pending material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject. Subject to specified exceptions appearing in the applicable leases, each of GEO, CEC, and CRN has agreed to indemnify us for incidents that arise from operation of facilities leased to them. To the extent any claim is not covered by our lessees’ insurance, or ours, or exceeds the amount of the coverage, we may be liable which could have a material adverse effect on our operations, financial position or our future business operations.

We are aware of two purported class action lawsuits related to the Merger:

A lawsuit captioned John Fayant v. CentraCore Properties Trust, Robert R. Veach, Jr., Richard R. Wackenhut, Anthony P. Travisono, Charles R. Jones, Clarence E. Anthony, James D. Motta, Donna Arduin and Kevin J. Foley, Case No. 50 2006CA 010623XXXXMB(AJ), was filed on October 11, 2006, in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges, among other things, that the merger consideration to be paid to our shareholders in the Merger is unfair and inadequate and unfairly favors insiders. In addition, the complaint alleges that our trustees violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of shareholder value, including the implementation of a bidding mechanism to foster a fair auction of our company to the highest bidder or the exploration of strategic alternatives that will return greater or equivalent short-term value to our shareholders. The complaint seeks, among other relief, certification of the lawsuit as a class action, a declaration that the Merger Agreement is unlawful and unenforceable, an injunction preventing the Merger Agreement to proceed, an injunction preventing completion of the Merger until we implement procedures to obtain the highest possible price for our company, direction to our trustees to exercise their fiduciary duties to obtain a transaction in the best interests of shareholders, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper.

A lawsuit captioned Robert Cuti v. Clarence R. Anthony, Donna Arduin, Charles R. Jones, James D. Motta, Robert R. Veach, Jr., Richard R. Wackenhut, Kevin J. Foley, GEO Acquisition II, Inc., and CentraCore Properties Trust, Case No. 24-C-06-008163, was filed on October 13, 2006, in the Circuit Court for Baltimore City, Maryland. The complaint alleges, among other things, that the merger consideration to be paid to our shareholders in the Merger is unfair and inadequate and unfairly favors insiders and that the Independent Committee of our board of trustees failed to perform its function and to act independently with respect to the Merger transaction. In addition, the complaint alleges that our trustees violated their fiduciary duties by, among other things, failing to shop the company prior to approving the Merger Agreement in efforts to secure an offer of more substantial consideration for shareholders. The complaint seeks, among other relief, certification of the lawsuit as a class action, a preliminary and permanent injunction preventing the Merger Agreement to proceed, rescission of the Merger and the award of rescissory damages should the Merger be consummated, compensatory damages to the class, an accounting of all profits and any special benefits obtained by defendants, plaintiff’s costs, attorneys’ and experts’ fees and expenses, along with such other relief as the court might find just and proper.

Additional lawsuits pertaining to the Merger could be filed in the future.

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

Risks Related to the Merger

On September 19, 2006, we entered into a merger agreement with The GEO Group, Inc. and GEO Acquisition II, Inc., a wholly owned subsidiary of The GEO Group, Inc., pursuant to which the Company will be merged with and into GEO Acquisition II, Inc. Following the merger, we will no longer be publicly traded and will instead become a wholly owned subsidiary of The GEO Group, Inc. and our common stock will be delisted from the New York Stock Exchange and will be deregistered under the Securities Exchange Act of 1934, as amended, at the effective time of the merger. In connection with the transaction, we will file a definitive proxy statement with the Securities and Exchange Commission. Stockholders are urged to read the definitive proxy statement carefully and in its entirety when it becomes available because it will contain important information about the proposed transaction. In connection with the merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to complete the Merger, our business, financial condition, operating results and common stock price could suffer.

The completion of the merger is subject to the satisfaction of numerous closing conditions, including the approval of the merger by our common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the merger agreement. As a result, no assurances can be given that the merger will be consummated. If our common stockholders choose not to approve the merger, we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, a material event, change or circumstance has occurred that results in the termination of the merger agreement, or any legal proceeding results in enjoining the merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the merger, including, among others, legal, accounting, and financial advisory fees;

•	we may face various disruptions to the operation of our business as a result of the substantial time and effort expended by our employees to complete the merger;

•	our decision to enter into the merger may cause substantial harm to relationships with our employees and/or may divert employee attention away from day-to-day operations of our business;

•	an announcement that we have abandoned the merger could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger;

•	our inability to solicit competing acquisition proposals and the possibility that we could be required to pay a termination fee of $9 million; and

•	we may forego alternative business opportunities or fail to respond effectively to competitive pressures.

Certain restrictive pre-closing covenants in the merger agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending the completion of the Merger, we have agreed to use commercially reasonable efforts to conduct our business in the usual, regular and ordinary course, consistent with past practice, use commercially reasonable efforts to preserve intact our present business organization, keep available the services of our officers and employees, preserve our relationships with tenants and others having business dealings with us and take all action necessary to continue to qualify as a REIT for federal income tax purposes for our taxable year that will end with the Merger. In addition, we have also agreed that prior to the Merger, we and our subsidiaries will not, without the prior written consent of Parent:

•	split, combine or reclassify any shares of our common stock;

•	declare, set aside or pay any dividend (other than regular quarterly dividends on common shares through the closing date and any distributions necessary to maintain our status as a REIT);

•	issue or sell any shares of our capital stock or securities convertible into shares of our capital stock (other than in connection with the exercise of options and the settlement of awards under management compensation plans);

•	purchase or sell real property, acquire, sell, encumber, transfer or dispose of assets outside the ordinary course of business which are material to us or our subsidiaries (other than pursuant to obligations existing as of the date the Merger Agreement was signed);

•	incur any indebtedness, guarantee any indebtedness of a third party, issue or sell debt securities, or make any loans (other than in the ordinary course of business pursuant to credit facilities or other arrangements in existence as of the date of the Merger Agreement);

•	pay any claims, liabilities, or obligations (other than in the ordinary course of business consistent with past practice and pursuant to mandatory payments under credit facilities in existence as of the date of the Merger Agreement);

•	enter into any new lease; terminate, modify or amend any facility lease; terminate or grant any reciprocal easement; or enter into a sublease or assignment of any facility lease;

•	change any accounting principles or practices (other than required by GAAP);

•	adopt or terminate any agreement between us and one of our directors , trustees, and officers or increase the compensation or benefits of any non-executive officer or employee (other than increases in the ordinary course of business);

•	adopt, amend or terminate any employee benefit plan or grant to any officer, director, trustee, or employee the right to receive new or increased severance benefits;

•	amend our declaration of trust, bylaws, or similar charter, organizational or governance documents, except where required under law or contemplated by the Merger Agreement;

•	adopt a plan of complete or partial liquidation, other than with respect to any inactive subsidiaries;

•	settle or compromise any litigation for more than $10,000;

•	amend any term of any of our securities;

•	modify or amend any material contract or waive or assign any rights to such contract, except where in the ordinary course of business;

•	permit any insurance policy to be canceled, terminated, or expire, unless we obtain another policy on substantially similar terms; or

•	agree to take any of the foregoing actions.

These restrictions could affect the manner in which we have customarily conducted our business and therefore significantly disrupt the operation of our business, and have a material adverse effect on our business, financial condition, cash flows, and operating results.

Pending consummation of the Merger, existing or prospective tenants, vendors and other parties may delay or defer decisions concerning their business transactions or relationships with us, which may harm our results of operations going forward if the merger is not consummated.

Because the merger is subject to several closing conditions, including the approval of the merger by our stockholders, uncertainty exists regarding the completion of the merger. This uncertainty may cause existing or prospective tenants, vendors and other parties to delay or defer decisions concerning their business transactions or relationships with our company, which could negatively affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

Number	Description of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).

(1)	Filed herewith this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.

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

Date: November 9, 2006